Form 10-Q
period 2025-09-30
ENERGY FOCUS, INC/DE
filed 2025-11-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 12, 2025 was 5,739,415.

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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$897	$565
Trade accounts receivable, less allowances of $39 and $15, respectively	665	804
Inventories, net	3,012	3,263
Prepayments to vendors	50	356
Prepaid and other current assets	190	157
Total current assets	4,814	5,145

Property and equipment, net	106	90
Operating lease, right-of-use asset	277	377
Total assets	$5,197	$5,612

LIABILITIES
Current liabilities:
Accounts payable	$325	$970
Accounts payable - related party	1,002	909
Accrued liabilities	214	90
Accrued legal and professional fees	55	54
Accrued payroll and related benefits	71	148
Accrued sales commissions	12	15
Accrued warranty reserve	87	118
Operating lease liabilities	157	139
Total current liabilities	1,923	2,443

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)

Operating lease liabilities, net of current portion	134	254
Total liabilities	2,057	2,697

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at September 30, 2025 and December 31, 2024
Issued and outstanding: 876,447 at September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at September 30, 2025 and December 31, 2024
Issued and outstanding: 5,739,415 at September 30, 2025 and 5,260,741 at December 31, 2024	1	1
Additional paid-in capital	158,710	157,814
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(155,568)	(154,897)
Total stockholders' equity	3,140	2,915
Total liabilities and stockholders' equity	$5,197	$5,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$826	$1,196	$2,585	$3,582
Cost of sales	679	1,008	2,097	3,148
Gross profit	147	188	488	434

Operating expenses:
Product development	82	137	206	405
Selling, general, and administrative	240	449	949	1,583
Total operating expenses	322	586	1,155	1,988
Loss from operations	(175)	(398)	(667)	(1,554)

Other expenses (income):
Interest expense	—	—	—	5
Interest income	—	—	(1)	—
Gain on debt extinguishment	—	—	—	(187)
Gain on partial lease termination	—	(63)	—	(63)
Gain on disposal of fixed assets	(3)	—	(3)	—
Other income	—	(26)	—	(30)
Other expenses	—	7	8	9
Net loss	$(172)	$(316)	$(671)	$(1,288)

Net loss per common share - basic and diluted
Net loss	$(0.03)	$(0.06)	$(0.12)	$(0.27)

Weighted average shares of common stock outstanding:
Basic and diluted	5,610	5,261	5,420	4,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	876	$—	5,261	$1	$157,814	$(3)	$(154,897)	$2,915
Issuance of common stock	—	—	103	—	200	—	—	200
Stock-based compensation	—	—	—	—	(4)	—	—	(4)
Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	(268)	(268)
Balance at March 31, 2025	876	$—	5,364	$1	$158,010	$(3)	$(155,165)	$2,843
Issuance of common stock	—	—	111	—	200	—	—	200
Net loss for the three months ended June 30, 2025	—	—	—	—	—	—	(231)	(231)
Balance at June 30, 2025	876	$—	5,475	$1	$158,210	$(3)	$(155,396)	$2,812
Issuance of common stock	—	—	264	—	500	—	—	500
Net loss for the three months ended September 30, 2025	—	—	—	—	—	—	(172)	(172)
Balance at September 30, 2025	876	$—	5,739	$1	$158,710	$(3)	$(155,568)	$3,140

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051
Issuance of common stock	—	—	283	—	450	—	—	450
Conversion of advanced capital contribution to common stock	—	—	94	—	141	—	—	141
Stock-based compensation	—	—	—	—	1	—	—	1
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	(418)	(418)
Balance at March 31, 2024	876	$—	4,726	$—	$156,961	$(3)	$(153,733)	$3,225
Issuance of common stock	—	—	535	1	850	—	—	851
Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	(554)	(554)
Balance at June 30, 2024	876	$—	5,261	$1	$157,811	$(3)	$(154,287)	$3,522
Stock-based compensation	—	—	—	—	1	—	—	1
Net loss for the three months ended September 30, 2024	—	—	—	—	—	—	(316)	(316)
Balance at September 30, 2024	876	$—	5,261	$1	$157,812	$(3)	$(154,603)	$3,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash flows from operating activities:
Net loss	$(172)	$(316)	$(671)	$(1,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	27	—	(18)	—
Loss on settlement of vendor obligations	—	—	8	—
Gain on debt extinguishment	—	—	—	(187)
Gain on partial lease termination	—	(63)	—	(63)
Depreciation	9	9	28	28
Gain on disposal of fixed assets	(3)	—	(3)	—
Stock-based compensation	—	1	(4)	2
Provision for credit losses and sales return	(46)	6	18	(70)
Provision for slow-moving and obsolete inventories	78	105	136	330
Provision for warranties	(1)	1	(31)	(32)
Amortization of loan discounts and origination fees	—	—	—	5
Changes in operating assets and liabilities:
Accounts receivable	310	(100)	119	1,097
Inventories	(337)	(35)	(236)	388
Prepayments to vendors	(2)	14	(18)	29
Prepaid and other assets	(51)	4	(33)	(55)
Accounts payable	90	98	27	177
Accounts payable - related party	19	163	93	(1,248)
Accrued and other liabilities	24	(104)	45	(130)
Operating lease - ROU and liabilities	—	(50)	(2)	(26)
Total adjustments	117	49	129	245
Net cash used in operating activities	(55)	(267)	(542)	(1,043)
Cash flows from investing activities:
Acquisitions of property and equipment	(49)	(19)	(54)	(19)
Proceeds from the sale of property and equipment	13	—	13	—
Net cash used in investing activities	(36)	(19)	(41)	(19)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash flows from financing activities:
Issuance of common stock	500	—	900	851
Payments on the 2022 Streeterville Note	—	—	—	(1,000)
Net cash provided by (used in) financing activities	500	—	900	(149)

Effect of exchange rate changes on cash	(11)	—	15	—

Net increase (decrease) in cash	398	(286)	332	(1,211)
Cash, beginning of period	499	1,105	565	2,030
Cash, end of period	$897	$819	$897	$819

Supplemental information:
Cash paid in year for interest	$—	$—	$—	$5

Non-cash investing and financing activities:
Debt-to-equity exchange transactions	$—	$—	$—	$591

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
We have prepared the accompanying financial data for the three and nine months ended September 30, 2025 and 2024 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025. All intercompany accounts and transactions are eliminated upon consolidation. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Financial Statements as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of September 30, 2025 and December 31, 2024, including net losses of $0.7 million for the nine months ended September 30, 2025 and $1.6 million for the twelve months ended December 31, 2024, and total cash used in operating activities of $0.5 million for the nine months ended September 30, 2025 and $1.3 million for the twelve months ended December 31, 2024, we determined that substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2025. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
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
The following table provides a disaggregation of product and service net sales for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales:
Commercial products	$202	$350	$1,178	$1,004
MMM products	621	846	1,382	2,578
Setup Service	3	—	25	—
Total net sales	$826	$1,196	$2,585	$3,582
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
September 30, 2025
(Unaudited)
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods (in thousands):

	September 30, 2025	December 31, 2024	January 01, 2024
Gross Accounts Receivable	$704	$819	$1,590
Less: Allowance for Credit Loss	(39)	(15)	(20)
Net Accounts Receivable	$665	$804	$1,570
Activity related to our reserve for credit losses for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

Allowance for credit loss as of December 31, 2024	$(15)
Reduction of reserve for credit losses as of March 31, 2025	2
Allowance for credit loss as of March 31, 2025	(13)
Increase in reserve for credit losses as of June 30, 2025	(71)
Allowance for credit loss as of June 30, 2025	(84)
Reduction of reserve for credit losses as of September 30, 2025	45
Allowance for credit loss as of September 30, 2025	$(39)

Allowance for credit loss as of January 1, 2024	$(20)
Reduction of reserve for credit losses as of March 31, 2024	11
Allowance for credit loss as of March 31, 2024	(9)
Reduction of reserve for credit losses as of June 30, 2024	—
Allowance for credit loss as of June 30, 2024	(9)
Increase in reserve for credit losses as of September 30, 2024	(3)
Allowance for credit loss as of September 30, 2024	$(12)
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended September 30, 2025 and 2024, approximately 100% of sales were attributable to customers in the United States. For the nine months ended September 30, 2025 and 2024, approximately 78% and 100% of sales were attributable to customers in the United States, respectively, and 22% and 0%, were attributable to customers in Asia, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(172)	$(316)	$(671)	$(1,288)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	5,610	5,261	5,420	4,840
As a result of the net loss we incurred for the three and nine months ended September 30, 2025 and 2024, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$88	$117	$118	$150
Warranty accruals for current period sales	—	1	4	3
Adjustments to existing warranty reserves	(1)	—	(35)	(35)
Accrued warranty reserve at end of period	$87	$118	$87	$118
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
The Company recorded foreign currency transaction losses of $2 thousand for the three months ended September 30, 2025, and gains of approximately $43 thousand for the nine months ended September 30, 2025, which are included as a component of selling, general and administrative expenses within the accompanying consolidated statements of operations.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Total net sales were concentrated among a few customers for the three and nine months ended September 30, 2025 and 2024 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Customer A	24.5%	—%	20.0%	—%
Customer B	18.7%	24.0%	—%	—%
Customer C	14.9%	—%	—%	—%
Customer D	12.0%	—%	—%	—%
Customer E	11.3%	—%	—%	—%
Customer F	—%	16.0%	10.5%	10.0%
Customer G	—%	—%	—%	12.0%
Customer H	—%	14.0%	—%	—%
Customer I	—%	12.0%	—%	—%
Customer J (located in Taiwan)	—%	—%	22.2%	—%
Customer K	—%	—%	—%	17.0%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

At September 30, 2025 and December 31, 2024, our trade accounts receivables were concentrated among a few customers as follows:

	As of September 30, 2025	As of December 31, 2024
Customer A	23.5%	14.9%
Customer B	23.1%	51.8%
Customer I	11.3%	20.8%
Customer J (located in Taiwan)	19.5%	—%
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates, tariff and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $50 thousand and $356 thousand at September 30, 2025 and December 31, 2024, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable.
Total expenditures were concentrated among a few suppliers for the three and nine months ended September 30, 2025 and 2024 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Suppliers B and C, related parties*	48.1%	13.2%	27.9%	38.6%
* See Note 11 “Related Party Transactions”
At September 30, 2025 and December 31, 2024, our trade accounts payable were concentrated among a few suppliers as follows:

	As of September 30, 2025	As of December 31, 2024
Supplier A	—%	35.6%
Suppliers B and C, related parties*	80.7%	54.4%
* See Note 11 “Related Party Transactions”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$991	$1,000
Finished goods	2,504	2,610
Reserves for excess, obsolete, and slow-moving inventories	(483)	(347)
Inventories, net	$3,012	$3,263
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance*	$(405)	$(225)	$(347)	$(89)
Accrual	(96)	(105)	(235)	(330)
Reduction due to sold inventory	18	—	99	89
Reserves for excess, obsolete, and slow-moving inventories	$(483)	$(330)	$(483)	$(330)

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

*The balance as of January 1, 2024 reflects the reduction of permanent markdown in cost for the amount of $2,464.
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Equipment (useful life 3 to 15 years)	$496	$490
Tooling (useful life 2 to 5 years)	210	171
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	124	124
Property and equipment at cost	871	826
Less: accumulated depreciation	(765)	(736)
Property and equipment, net	$106	$90
Depreciation expense was $9 thousand for the three months ended September 30, 2025 and 2024. Depreciation expense was $28 thousand for the nine months ended September 30, 2025 and 2024.
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. Effective July 1, 2024, our warehouse and office lease was amended to reduce the rentable square feet from 62,335 square feet to 29,692 square feet, and rent expense was decreased in proportion to the reduction in rentable square footage. The Company recorded this as a lease modification in accordance with ASC 842 Leases (“ASC 842”) and recorded a reduction to the right of use asset and lease liability of approximately $395 thousand using an incremental borrowing rate of approximately 13.64%. The Company recognized a gain on the lease modification of $63 thousand during the third quarter of 2024. The weighted average remaining lease term for the operating lease is 1.8 years. On October 3, 2025, the Company further amended the lease to reduce the rentable area, from 29,692 square feet to 25,392 square feet, and corresponding rent expense proportionally.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost
Lease cost	45	72	137	267
Total lease cost, net	$45	$72	$137	$267
Supplemental balance sheet information related to the Company’s operating and finance leases as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$277	$377
Operating lease liabilities	291	393

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The maturities of lease liabilities under operating leases by years at September 30, 2025 are as follows (in thousands):

Operating Leases
October 2025 to September 2026	185
October 2026 to September 2027	140
Total future undiscounted lease payments	325
Less imputed interest	(34)
Total lease obligations	$291
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44	$94	$134	$281

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
On January 18, 2024, the Company and Streeterville entered into an agreement to fully satisfy the remaining obligations under the 2022 Streeterville Note through $1.0 million in cash and the issuance of 94,440 shares of common stocks. On January 23, 2024, the 2022 Streeterville Note was terminated, upon which the Company recognized $187 thousand gain on debt extinguishment.
As of September 30, 2025, the Company has no outstanding debt obligations.
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
NOTE 7. INCOME TAXES
As a result of the operating loss incurred during the three and nine months ended September 30, 2025 and 2024, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At September 30, 2025 and December 31, 2024, we had a full valuation allowance recorded against our deferred tax assets.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
NOTE 8. STOCKHOLDERS’ EQUITY
Private Placements
The Company entered the following securities purchase agreements with certain investors and issued 478,674 and 912,050 shares of common stock during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.
August 2025 Private Placement
On August 15, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh (Jay) Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 264,550 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.89 (the “August 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.
Aggregate gross proceeds to the Company with respect to the August 2025 Private Placement were approximately $500 thousand. The August 2025 Private Placement closed on August 19, 2025.
June 2025 Private Placement
On June 19, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh (Jay) Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 110,497 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.81 (the “June 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.
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
September 30, 2025
(Unaudited)
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
As of September 30, 2025 and December 31, 2024, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During the three and nine months ended September 30, 2025 and year ended December 31, 2024, no warrants were exercised.
As of September 30, 2025 and December 31, 2024, we had the following outstanding warrants:

	As of September 30, 2025	As of December 31, 2024
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	—	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	—	5,954	$34.96	January 13, 2025
	567,245	600,018

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Selling, general, and administrative	—	1	(4)	2
Total stock-based compensation	$—	$1	$(4)	$2
Total unearned stock-based compensation was $1 thousand and $3 thousand at September 30, 2025 and 2024, respectively. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2025 is expected to be recognized is approximately 1.6 years.
Stock options
For the three and nine months ended September 30, 2025 and 2024, the Company did not grant any stock options.
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all outstanding stock incentive plans for the nine months ended September 30, 2025 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2024	30,566	$5.58
Granted	—	—
Canceled/forfeited	(28,300)	5.15
Expired	—	—
Balance at September 30, 2025	2,266	$10.95	3.4

Vested and expected to vest at September 30, 2025	2,266	$10.95	3.4

Exercisable at September 30, 2025	1,736	$13.51	3.3
Restricted stock units
We are able to issue restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years. As of September 30, 2025, the outstanding restricted stock is zero.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of September 30, 2025, we had approximately $2.0 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.0 million of which is expected to ship in the fourth quarter of 2025 and $7 thousand of which is expected to ship in the first quarter of 2026. We have 9% of the outstanding purchase commitments with related parties.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
NOTE 11. RELATED PARTY TRANSACTIONS
Sales Transactions
The Company recognized $3 thousand of gain on sales of fixed assets for the three and nine months of 2025, which was related to a one-time resale of a software license package to a Sander Electronics CO LTD (located in Taiwan), a shareholder of the Company as part of a specific project. There was no such gain recognized for the first nine months of 2024.
Purchase Transactions
The Company has a purchase agreement for TLED products and spare parts and fixed assets with Sander Electronics, Inc (located in the US), an affiliate of a shareholder and Sander Electronics CO LTD (located in Taiwan), a shareholder of the Company.

Purchase Activities
	Three months ended September 30,				Nine months ended September 30,
Name of related party	2025	% of purchases	2024	% of purchases	2025	% of purchases	2024	% of purchases
Sander Electronics, Inc.	$226	20.4%	$—	—%	$476	15.4%	$—	—%
Sander Electronics Co Ltd	306	27.7%	195	13.2%	388	12.5%	2,420	38.6%
	$532	48.1%	$195	13.2%	$864	27.9%	$2,420	38.6%

Accounts Payable
Name of related party	As of September 30, 2025	% of accounts payable	As of December 31, 2024	% of accounts payable
Sander Electronics, Inc.	$248	20.0%	$—	—%
Sander Electronics Co Ltd	754	60.7%	909	54.4%
	$1,002	80.7%	$909	54.4%
Related Party Risk Concentration

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The Company’s business operations involve significant related party relationships that create concentration risks. As of September 30, 2025, related parties represented 81% of total accounts payable and 9% of outstanding purchase commitments. This concentration in related party suppliers, while providing certain operational benefits, creates risks regarding pricing, payment terms, supply continuity, and potential conflicts of interest. The Company has limited readily available alternative suppliers to replace the current production capacity provided by related parties. Management believes the terms of related party transactions are commercially reasonable and comparable to arm’s length transactions; however, the concentration of these relationships could materially impact operations if disrupted. These transactions are subject to review and approval by the Company’s independent directors.

Private Placements
Please refer to Note 8 for further details on Private Placements in 2025 and 2024.

NOTE 12. SUBSEQUENT EVENTS
The Company has evaluated its operations subsequent to September 30, 2025 to the date these condensed consolidated financial statements were available to be issued and determined no subsequent events or transactions required disclosure in these condensed consolidated financial statements.

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
We have taken steps to strengthen our financial structure through capital increases and cost reduction measures. As a result, we have fully eliminated all external high-interest debt, which we believe has improved our financial position. Our business expansion plans are supported by financial strategies that we expect will provide funding for our planned growth initiatives, although there can be no assurance that such funding will be adequate. During 2024, our MMM business faced ongoing challenges due to delays in government funding and the timing of U.S. Navy awards. Several anticipated projects encountered repeated postponements, In addition, we face challenges from long sales cycles, which is typical in this sector. The timeline from bid submission to order placement often exceeds six months, and many MMM products are build-to-order, resulting in extended lead times before revenue recognition. To mitigate this volatility, we continue to actively pursue new opportunities with the U.S. Navy and other government sectors. We have undertaken efforts to reduce costs, which we believe have contributed to our competitiveness, and may have helped us secure new contracts and expand our sales pipeline in the remainder of 2025 and beyond.

We are actively expanding our commercial product offerings, including our newly introduced UPS systems for data centers. We also continue to advance the expansion of product lines such as Energy Storage Systems (“ESS”) and GaN based power supplies, while leveraging the stability and opportunities within our MMM business. In 2024, we conducted a comprehensive review of our commercial pricing strategy and reassessed key partnerships within the energy-related market. These strategic adjustments have improved our market position, offering a more competitive pricing structure and a stronger value proposition for our customers. We believe that these initiatives, if successfully implemented, and if our financial position continues to improve, may contribute to growth across both our MMM and commercial business sectors, although there can be no assurance that such growth will occur.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The strategic investments in 2024 by Sander Electronics, Inc. (“Sander”), a shareholder of the Company, contributed meaningful external capital, as well as presented synergistic opportunities to improve and diversify our supply chain and product offerings.
Despite continuing progress on cost reduction throughout 2024 and 2025, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continue to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at September 30, 2025.
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
Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2	84.3	81.1	87.9
Gross profit	17.8	15.7	18.9	12.1

Operating expenses:
Product development	9.9	11.5	8.0	11.3
Selling, general, and administrative	29.1	37.5	36.7	44.2
Total operating expenses	39.0	49.0	44.7	55.5
Loss from operations	(21.2)	(33.3)	(25.8)	(43.4)

Other expenses (income):
Interest expense	—	—	—	0.1
Gain on debt extinguishment	—	—	—	(5.2)
Gain on partial lease termination	—	(5.3)	—	(1.8)
Gain on disposal of fixed assets	(0.4)	—	(0.1)	—
Other income	—	(2.2)	—	(0.8)
Other expenses	—	0.6	0.3	0.3
Net loss	(20.8)%	(26.4)%	(26.0)%	(36.0)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Commercial products	$202	$350	$1,178	$1,004
MMM products	621	846	1,382	2,578
Setup Service	3	—	25	—
Total net sales	$826	$1,196	$2,585	$3,582
Net sales of $0.8 million for the third quarter of 2025 decreased $0.4 million, or 31%, compared to third quarter of 2024 net sales of $1.2 million, primarily driven by a 27% decrease in MMM sales and a 42% decrease in commercial sales. The net sales decrease of MMM products sales in the third quarter was primarily due to a significant reduction in military demand, driven by ongoing federal budget uncertainties. The decrease in commercial sales was primarily driven by the effects of weakened economy and high inflation, which reflected the weakened market demand and the market trend of fluctuations.
Net sales of $2.6 million for the first nine months of 2025 decreased $1.0 million, or 28%, compared to the same period in 2024, primarily driven by a 46% decrease in MMM sales, partially offset by a 17% increase in commercial sales. The net sales decrease for the first nine months of 2025 was primarily due to a significant reduction in military demand, driven by ongoing federal budget uncertainties.
Gross Profit
Gross profit was $0.1 million, representing 18% of net sales, for the third quarter of 2025. This compares with gross profit of $0.2 million, or 16% of net sales, in the third quarter of 2024. The period-over-period change in gross profit was driven mainly by a more favorable product mix, partially offset by higher tariff charges on imported goods, resulting in a slight decrease in gross profit dollars while improving gross margin.
Gross profit was $0.5 million, representing 19% of net sales, for the first nine months of 2025 compared to $0.4 million, or 12% of net sales, for the first nine months of 2024. The year-over-year improvement in gross profit was driven mainly by a reduced use of temporary outside labor and decrease in fixed costs such as subscription fee and rent expense for production.
Operating expenses
Product development
Product development expenses include salaries and related benefit, testing and related cost, travel expenses, cost of supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.1 million for the third quarter of 2025, down 40% from the third quarter of 2024. The $0.1 million decrease is primarily due to lower payroll-related expenses resulting from structure optimization, as well as lower product testing and R&D supplies expenses.
Product development expenses were $0.2 million for the first nine months of 2025, a $0.2 million decrease compared to $0.4 million for the first nine months of 2024. The decrease primarily resulted from lower payroll-related expenses due to reduction in headcount and product testing fees.
Selling, general and administrative
Selling, general and administrative expenses were $0.2 million for the third quarter of 2025, down 47% from $0.4 million in the third quarter of 2024. The decrease is primarily due to a reduction in consultant fees of $0.1 million.
Selling, general and administrative expenses were $0.9 million for the first nine months of 2025, compared to $1.6 million for the first nine months of 2024. The decrease is primarily due to reductions in consultant fees of $0.3 million, reduction of $0.1 million in insurance fees, reduction of $0.1 million in software fees, and reduction of $0.1 million in director fees.

Other Expense (Income)
Interest expense (income)
There was no interest expense for the third quarter of 2025 and 2024.
There was no interest expense for the first nine months of 2025, compared to interest expense of $5 thousand for the first nine months of 2024. The decrease is primarily related to interest attributable to the 2022 Streeterville Note. There was no actual cash interest paid for nine months ended September 30, 2025 compared to $5 thousand in the first nine months of 2024.
Gain on debt extinguishment
We recognized a $187 thousand gain on debt extinguishment for the first quarter of 2024, which was related to the early termination of the 2022 Streeterville Note. There was no such gain recognized for the first nine months of 2025.

Gain on partial lease termination
We recognized $63 thousand of gain on partial lease termination for the three and nine months of 2024, which was related to the partial termination of the office lease. There was no such gain recognized for the first nine months of 2025.

Gain on disposal of fixed assets
We recognized $3 thousand of gain on sales of fixed assets for the three and nine months of 2025, which was related to a one-time resale of a software license package to a related party customer as part of a specific project. There was no such gain recognized for the first nine months of 2024. See Note 11 “Related Party Transactions”.

Other income and expenses
Other expenses were less than a thousand for the third quarter of 2025, compared to other expenses of $7 thousand for the third quarter of 2024. Other expenses were $8 thousand for the nine months ended September 30, 2025, compared to other expenses of $9 thousand for the nine months ended September 30, 2024. Other expenses are mainly composed of bank and collateral management fees. We recognized a non-cash loss of approximately $8 thousand on the settlement of returning inventory, cancelling prepayments made to the vendor, and settlement of outstanding accounts payables in the second quarter of 2025.
Other income was less than a thousand for the third quarter and first nine months of 2025, compared to other income of $26 thousand and $30 thousand for the third quarter and the first nine months of 2024. Such other income is related to receipts of unclaimed property from vendors for previous payments.

Provision for income taxes
Due to the operating losses incurred during the three and nine months ended September 30, 2025 and 2024, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended September 30, 2025, our net loss of $0.2 million decreased 46% from $0.3 million net loss for the three months ended September 30, 2024. The decrease is primarily due to a decrease in operating expenses in the third quarter of 2025 from the third quarter of 2024.
For the nine months ended September 30, 2025, our net loss of $0.7 million decreased 48% from $1.3 million net loss for the nine months ended September 30, 2024. The decrease is primarily due to a decrease in operating expenses in the first nine months of 2025 from the first nine months of 2024.

Financial condition
At September 30, 2025, we had $0.9 million in cash and no outstanding debt. We have historically incurred substantial losses, and as of September 30, 2025, we had an accumulated deficit of $155.6 million. Additionally, our sales have been concentrated among a few major customers and for the nine months ended September 30, 2025, with three customers accounted for approximately 53% of net sales.
In 2025 and 2024, we remain committed to building upon the initiatives started during 2019 that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2025 and 2024:
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
We will seek to remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime seek to expand sales channels and enter new markets that we believe will provide additional growth opportunities. We plan to improve profitability through developing and launching new, innovative products, UPS systems, our Redcap® emergency battery backup tubular TLEDs, evaluating new growth opportunities such as GaN-based power supply circuitry and other energy solution products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, decision-making, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
Liquidity and capital resources
Cash
At September 30, 2025, our cash balance was approximately $0.9 million, compared to approximately $0.6 million at December 31, 2024.
•As of September 30, 2025, we held total cash of $0.9 million, of which approximately $0.5 million was maintained in a bank account in Taiwan. These funds support the operations of our wholly owned Taiwanese subsidiary and are denominated in NTD.
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

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(542)	$(1,043)

Net cash used in investing activities	$(41)	$(19)

Net cash provided by (used in) financing activities	$900	$(149)
Net cash used in operating activities
Net cash used in operating activities was $0.5 million for the nine months ended September 30, 2025. The net loss for the nine months ended September 30, 2025 was $0.7 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2025, minor adjustments included a $0.1 million change in accounts receivable caused by specific timing of collecting accounts receivable and a $0.2 million change in inventory.
Net cash used in operating activities was $1.0 million for the nine months ended September 30, 2024. The net loss for the nine months ended September 30, 2024 was $1.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2024, major adjustments included cash generated from $1.1 million from collection of accounts receivable, and $0.4 million from inventory and $0.2 million from accounts payable. which is offset by a $1.2 million change in related party accounts payable due to timing of inventory receipts and payments.
Net cash used in investing activities
Net cash used in investing activities was $41 thousand and $19 thousand for the nine months ended September 30, 2025 and 2024, respectively, primarily from the acquisition of property and equipment partially offset by proceeds from the sale of property and equipment.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $0.9 million during the nine months ended September 30, 2025, related to proceeds from the private placements of common stock.
Net cash used in financing activities was $0.1 million during the nine months ended September 30, 2024, primarily related to $0.9 million of net proceeds from the issuance of common stock, offset by $1.0 million related to net payments of the 2022 Streeterville Note.
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
Our business operations in Taiwan expose us to foreign currency risk from fluctuations in the New Taiwan dollars (NTD) exchange rate relative to the U.S. dollar. As of September 30, 2025, we had a net NTD exposure of approximately $527 thousand, consisting primarily of NTD-denominated accounts receivable of $130 thousand, partially offset by NTD cash of $499 thousand and accounts payable of $102 thousand.
For the nine months ended September 30, 2025, we recognized a net foreign currency transaction gain of approximately $43 thousand. We do not currently employ financial instruments to hedge our foreign currency exposure. We continue to monitor our NTD exposure and may consider hedging strategies in the future if our foreign currency risk increases materially.
Critical accounting policies
There have been no material changes to our critical accounting policies as compared to those included in our 2024 Annual Report.
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; and we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance. Please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2025, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
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

Our cash balance of $0.9 million as of September 30, 2025, and ongoing operating losses raise substantial doubt about our ability to continue as a going concern. We are actively seeking at least $1 million in capital through equity, debt, or strategic partnerships, but there can be no assurance that we will secure such funding on acceptable terms or at all. Equity financing may significantly dilute existing shareholders, while debt financing could impose restrictive covenants or high interest rates. Failure to obtain adequate financing could result in reduced operations, delayed product development, or insolvency.

Global trade policies, including tariffs, could increase costs and disrupt our supply chain, adversely affecting our operations and profitability.

Our operations are subject to risks arising from global trade policies, particularly the imposition of tariffs and other trade barriers by the United States, China, the European Union, and other nations, which have intensified under the current U.S. administration. As of September 30, 2025, approximately 9% of our purchase commitments are with Sander Electronics Co Ltd, a Taiwan-based related party, which could be indirectly affected by international trade tensions, including tariffs. These policies may increase the cost of imported components, extend delivery times due to customs delays, or reduce demand for our products if customers face higher prices. For example, tariffs imposed in early 2025 on electronic components could increase our cost of sales by approximately 10% to 15% annually based on current inventory levels and supply chain composition, assuming the relevant products become subject to new or additional tariffs. These risks are heightened by our significant concentration of purchases with Taiwan-based related party suppliers (representing 9% of our purchase commitments as of September 30, 2025), which may be indirectly affected by U.S.-China trade tensions and broader Asian trade policies, even if not directly subject to specific tariffs.

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

We have operations and business relationships in Taiwan that expose us to foreign currency risk. As of September 30, 2025, we held approximately $499 thousand in NTD denominated cash, $130 thousand in NTD accounts receivable, and $102 thousand in NTD accounts payable, resulting in a net NTD exposure of approximately $527 thousand. Fluctuations in the exchange rate between the U.S. dollar and NTD directly impact our financial results when these amounts are translated to U.S. dollars for financial reporting purposes. Additionally, economic, political and other risks associated with foreign operations could adversely affect our financial results.

During the nine months ended September 30, 2025, we recognized a foreign exchange gain of $43 thousand related to NTD transactions and balances. These fluctuations can be significant relative to our quarterly results and may increase volatility in our reported financial performance. We do not currently hedge our foreign currency exposure, and significant strengthening of the U.S. dollar relative to the NTD could adversely impact our results of operations and financial condition.

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
10.1
Securities Purchase Agreement, dated as of August 15, 2025, between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2025).

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	November 12, 2025	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer)