Form 10-K
period 2025-12-31
ENERGY FOCUS, INC/DE
filed 2026-03-24
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $7.8 million as of June 30, 2025, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $2.45 per share.
Number of the registrant’s shares of common stock outstanding as of March 24, 2026: 6,306,433.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I
Forward-Looking Statements
Unless the context otherwise requires, all references to “Energy Focus,” “we,” “us,” “our,” “our company,” or “the Company” refer to Energy Focus, Inc., a Delaware corporation for the applicable periods, considered as a single enterprise.
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

Our core products include robust lighting fixtures and lamps for navy and military applications, Energy Storage Systems (“ESS”), Uninterruptible Power Supply (“UPS”), and tubular LED (“TLED”) lighting products, including battery backup units as well as general commercial and maritime lighting fixtures.

The LED lighting market has faced intense competition and price erosion in recent years. To stay competitive, we’ve reduced costs, streamlined our supply chain, and focused on product innovation. We’ve also restructured our sales strategies, focusing more on direct sales, strategic partnerships, and customer feedback to drive product development.

Despite industry challenges, we continue to innovate, offering differentiated, high-value products that meet the most demanding market needs. In 2025, we enhanced the RedCap® product line, further improving user experience and functionality.

Additionally, we have engaged in preliminary discussions and business development activities with certain contractors that serve U.S. Department of Defense (“DoD”) customers. These efforts are intended to explore potential opportunities and do not constitute awarded contracts or firm commitments.

In 2025, we recommitted to building upon the transformation activities that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2025:
•On June 30, 2025, the Board approved the departure of Gina (Mei-Yun) Huang, and on August 8, 2025, appointed Sophia Shee as a new member of the Board. The resignations did not involve any disagreement with the Company. All current Board members, other than our Chief Executive Officer, Mr. Chiao Chieh (Jay) Huang, are independent directors under the corporate governance standards of Nasdaq.

•On March 27, 2025, Energy Focus, Inc. entered into certain securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 103,627 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.93 (the “March 2025 Private Placement”). Aggregate gross proceeds to the Company with respect to the March 2025 Private Placement were approximately $200 thousand, excluding the offering expenses paid by the Company. The March 2025 Placement closed on March 31, 2025.

•On June 19, 2025, Energy Focus, Inc. entered into certain securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 110,497 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.81 (the “June 2025 Private Placement”). Aggregate gross proceeds to the Company with respect to the June 2025 Private Placement were approximately $200 thousand, excluding the offering expenses paid by the Company. The June 2025 Private Placement closed on June 23, 2025.

•On August 15, 2025, Energy Focus, Inc. entered into certain securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 264,550 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.89 (the “August 2025 Private Placement”). Aggregate gross proceeds to the Company with respect to the August 2025 Private Placement were approximately $500 thousand, excluding the offering expenses paid by the Company. The August 2025 Private Placement closed on August 19, 2025.

•On November 26, 2025, Energy Focus, Inc. entered into certain securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 524,018 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $2.29 (the “November 2025 Private Placement”). Aggregate gross proceeds to the Company with respect to the November 2025 Private Placement were approximately $1.2 million, excluding the offering expenses paid by the Company. The November 2025 Private Placement closed on December 2, 2025.

•In 2025, we carefully researched and analyzed our historical sales data and the current market landscape, focusing on our pricing position and overall sales strategy. We acknowledged the increasing competition in the MMM sales space, both in terms of pricing pressure and the growing number of competitors.

•The Company has aggressively re-evaluated operating expenses throughout the year to manage fixed costs.

During 2025, we have thoroughly reviewed and adjusted our commercial pricing position as well as our strategic relationships and partnerships within the commercial LED market space.
In 2026, we plan to pursue expansion into new markets and industries to diversify our portfolio and drive growth:
•ESS Business Opportunity: We intend to explore energy storage solutions that could complement our existing product lines and support sustainability efforts.
•AI Data Center UPS Development: We aim to enter the AI data center market through development of advanced UPS systems tailored to meet the high-demand energy needs of AI-driven data centers.
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

Our Industry
We specialize in creating innovative, energy-saving solutions that combine advanced LED lighting, controls, and cutting-edge technology to help our customers operate their facilities more efficiently while promoting productivity and well-being. Our focus is on leading the market in human-centric lighting and high-tech energy solutions by offering top-quality, energy-efficient LED products, including "flicker-free" long-life lamps, retrofit kits, and advanced power technologies. In addition to LED lighting, we’ve expanded into energy-saving high-technology Gallium Nitride (“GaN”) power supplies, ESS, and UPS systems products tailored for AI data centers, positioning us at the forefront of sustainable technology for modern industries.
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

Our Products
We design and deliver a wide range of energy-efficient solutions for commercial, industrial, and military markets, including:
Commercial products to serve our targeted commercial markets:
•RedCap® emergency backup LED tubes; and
•LED retrofit kits for replacing fluorescent lamps, downlights, and low/high-bay fixtures; and
•Industrial LED dock lights; and
•UPS systems products designed for AI data centers

MMM LED lighting products to serve the U.S. Navy and allied foreign navies:
•Intellitube® and the Invisitube™ retrofit LEDs for the U.S. Navy and allied forces; and
•Military-grade LED fixtures like globe lights, berth lights, and high-bay kits.
New products:
•Energy-saving GaN power supplies for efficient power delivery; and
•ESS products designed for AI data centers

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
Sales and Marketing
Our company is dedicated to advancing innovative technologies and high-performance solutions across multiple sectors, including LED lighting, ESS, GaN power supplies, and AI Data Center UPS. We aim to strengthen our market presence in these areas while expanding our business reach in the Asia region.
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

•ESS

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

Concentration of Sales
While total MMM sales declined 43% year-over-year, sales to our primary Navy distributor remained approximately flat at $0.8 million, increasing from 16% to 21% as a percentage of total sales as the denominator of total sales decreased. This increased concentration heightens our exposure to the loss of any major customer. We are focused on broadening our customer base and pursuing additional customer opportunities in international markets to mitigate customer concentration risk.
In 2025, three customers accounted for 48% of net sales, with sales to a distributor for the U.S. Navy accounting for approximately 21% and two commercial customers accounting for approximately 27%.
In 2024, two customers accounted for 33% of net sales, with sales to a distributor for the U.S. Navy accounting for approximately 16% and a shipbuilder for the U.S. Navy accounting for approximately 17%.
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
Our suppliers are primarily based in the United States and Asia. We continue to reduce transportation costs while actively managing shorter lead times for component procurement.
Two suppliers (related parties, See Note 14 “Related Party Transactions” of this Annual Report on Form 10-K, for additional information) accounted for approximately 28% of our total expenditures for the twelve months ended December 31, 2025. At December 31, 2025, two suppliers accounted for approximately 11% and 71% (a related party, See Note 14, “Related Party Transactions” of this Annual Report on Form 10-K, for additional information) of our trade accounts payable balance.
One supplier (a related party, See Note 14 “Related Party Transactions” of this Annual Report on Form 10-K, for additional information) accounted for approximately 36% of our total expenditures for the twelve months ended December 31, 2024. At December 31, 2024, two suppliers accounted for approximately 32% and 48% (a related party, See Note 14, “Related Party Transactions” of this Annual Report on Form 10-K, for additional information) of our trade accounts payable balance, respectively.
Product Development
Product development remains a central focus and a key differentiator in delivering industry-leading LED lighting solutions, GaN Power Supplies, and MMM lighting solutions. Gross product development expenses for the years ended December 31, 2025 and 2024 were $0.4 million and $0.5 million, respectively. We believe that our customer-focused approach to product development ensures that our R&D investments yield impactful and innovative products, driving faster market adoption and strengthening our competitive advantage.
Additionally, we collaborate with certain prime contractors serving the U.S. Department of Defense on product development initiatives that align with anticipated DoD program requirements for 2026 and 2027. These efforts are intended to support qualification, testing, and integration of our products into customer programs.
Intellectual Property
We actively protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets, as appropriate. Certain patents are integral to our current product lines. We have multiple pending U.S. and international patent applications filed under the Patent Cooperation Treaty with the World Intellectual Property Organization. Our portfolio includes over 50 issued patents, expiring at various times through May 2040. Patent protection typically lasts 20 years from the earliest effective filing date. However, there is no guarantee that existing patents are invulnerable or that pending applications will be granted. Competitors may develop similar products or access proprietary information despite these protections. The laws of some foreign countries in which we manufacture, sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States. Please refer to Note 9, “Commitments and Contingencies,” of this Annual Report on Form 10-K, for additional information.
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
In addition, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek certification on substantially all of our products from UL Solutions (UL®), Intertek Testing Services (“ETL®”), or DesignLights Consortium (“DLC™”). Where appropriate in jurisdictions outside the United States, we seek to obtain other similar national or regional certifications for our products. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain such certifications for our existing products.
Human Capital
As of December 31, 2025, we had 8 full-time employees and 4 part-time employees, with 7 based in the United States and 5 in Taiwan. We had 5 temporary contractors as of December 31, 2025. None of our employees or contractors are subject to collective bargaining agreements and we consider our relationship with our employees to be good. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees and reimbursement is available to employees from time to time for seminars, conferences, formal education, and other training events employees attend in connection with their job duties.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our current and future employees. The principal purposes of our annual bonus plan and equity incentive plan are to attract, retain and motivate employees through the granting of long-term incentive compensation awards.
Business Segments
We currently operate in a single business segment that includes the marketing and sale of commercial and MMM lighting products and controls. Please refer to Note 12, “Product and Geographic Information,” and Note 13, “Segment Information,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, for additional information.
Available Information
Our principal executive offices are located at 32000 Aurora Road, Suite B, Solon, Ohio 44139. Our telephone number is 440.715.1300. Our website address is www.energyfocus.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this Annual Report on Form 10-K. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains these reports at www.sec.gov.

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
For the year ended December 31, 2025, we reported a net loss of $1.0 million and are dependent upon the availability of financing in order to continue our business.
For the year ended December 31, 2025, financing activity to sustain losses included issuance of common stock of approximately $2.1 million (Please see Note 10 of our financial statements for the year ended December 31, 2025 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.).

For the year ended December 31, 2024, financing activity to sustain ongoing losses included (1) issuance of common stock approximately $0.9 million and (2) payments on the 2022 Streeterville Note $1.0 million.

We may not generate sufficient cash flows from our operations or be able to borrow sufficient funds to sustain our operations. As such, we will likely need additional external financing during 2026 and will continue to review and pursue external funding sources including, but not limited to, the following:

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
•loans or other debt instruments may have terms or conditions, such as interest rates, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or the Company’s Board of Directors (the “Board of Directors”); and
•the current environment in the capital markets and volatile interest rates, combined with our capital constraints may prevent us from being able to obtain adequate debt financing.
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

Our independent registered public accounting firm’s opinion on our audited financial statements for the fiscal year ended December 31, 2025, included in this Annual Report, contains a modification relating to our ability to continue as a going concern.
Our independent registered public accounting firm’s opinion on our audited financial statements for the year ended December 31, 2025 includes a modification stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.
While we continue to pursue funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to generate enough cash or obtain sufficient additional funding, we would need to scale back or significantly adjust our business plan, further reduce our operating costs and headcount, or discontinue or curtail our operations. Accordingly, our business, prospects, financial condition and results of operations could be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. (Please see Note 2 of our financial statements "Going Concern" for the year ended December 31, 2025 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.)
We have a history of operating losses and will incur losses in the future as we continue our efforts to grow sales and streamline our operations at a profitable level.
We have incurred substantial losses in the past and reported net losses of $1.0 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $155.9 million and cash of approximately $1.1 million, compared to an accumulated deficit of $154.9 million and cash of approximately $0.6 million as of December 31, 2024.
In order for us to operate our business profitably, we need to grow our sales, maintain cost control discipline while balancing development of our product pipeline and potential long-term revenue growth, continue our efforts to reduce product cost, and drive further operating efficiencies and develop and execute a strategic product pipeline for profitable and compelling MMM and LED lighting and control products. Management initiated expansion into the Asian market in 2025. There is a risk that our strategy to return to profitability may not be as successful as we envision, or occur as quickly as we expect. We might require additional financing in the near-term and, if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional funding, none of which may be available on favorable terms or at all and could require us to sell certain assets or discontinue or curtail our operations.
While we are attempting to diversify our customer base, we have historically derived a significant portion of our revenue from a few customers, and the loss of one of these customers, or a reduction in their demand for our products, could adversely affect our business, financial condition, results of operations, and prospects.
Historically our customer base has been highly concentrated and a limited number of customers have represented a substantial portion of our net sales. We generally do not have long-term contracts with our customers that commit them to purchase any minimum amount of our products or require them to continue to do business with us. As a result, the loss of, or a significant reduction in demand from, any of our significant customers could adversely affect our business, financial condition, results of operations, and prospects. We may lose business from any one of our significant customers for a variety of reasons, many of which are outside of our control, including changes in customer procurement strategies or project timelines, changes in government funding and rebate programs, increased competition, changes in product specifications, and our ability to meet customer requirements, including delivery and quality expectations.
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
As our customer base and customer demand for our products changes and as we launch new products, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, or there are unanticipated interruptions in our global supply chain or logistics due to factors outside of our control, such as geopolitical instability, labor availability constraints, changes in trade policies, inflationary pressures, or other macroeconomic conditions, we may not be able to achieve our financial targets. In addition, as we introduce new products and further refine existing products, we must balance the production and inventory of prior generation products with the production and inventory of new products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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
•macroeconomic, geopolitical and health concerns;
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
Our cash balance of $1.1 million as of December 31, 2025, and ongoing operating losses raise substantial doubt about our ability to continue as a going concern. We are actively seeking additional capital through equity, debt, or strategic partnerships, but there can be no assurance that we will secure such funding on acceptable terms or at all. Equity financing may significantly dilute existing shareholders, while debt financing could impose restrictive covenants or high interest rates. Failure to obtain adequate financing could result in reduced operations, delayed product development, or insolvency.
Global trade policies, including tariffs, could increase costs and disrupt our supply chain, adversely affecting our operations and profitability.

Our operations are subject to risks arising from global trade policies, particularly the imposition of tariffs and other trade barriers by the United States, China, the European Union, and other nations, which have intensified under the current U.S. administration. As of December 31, 2025, approximately 92% of our purchase commitments are with Sander Electronics Co. Ltd, a Taiwan-based related party, which could be indirectly affected by international trade tensions, including tariffs. These policies may increase the cost of imported components, extend delivery times due to customs delays, or reduce demand for our products if customers face higher prices. For example, certain products have been subject to tariffs imposed in early 2025 on electronic components, which has increased our cost of sales by approximately 4%, or $109 thousand for the year ended December 31, 2025. Based on current inventory levels and supply chain composition, these risks are heightened by our significant concentration of purchases with Taiwan-based related party suppliers (representing 92% of our purchase commitments as of December 31, 2025), which may be indirectly affected by U.S.-China trade tensions and broader Asian trade policies, even if not directly subject to specific tariffs.
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

We have operations and business relationships in Taiwan and Japan that expose us to foreign currency risk. As of December 31, 2025, we held approximately $326 thousand in New Taiwan dollar (“NTD”) denominated cash, and $113 thousand in NTD accounts receivable, resulting in a net NTD exposure of approximately $439 thousand. In addition, we held approximately $156 thousand in Japanese Yen (“JPY”) denominated advance for investment in joint venture related to our Japan ESS initiative. Fluctuations in the exchange rate between the U.S. dollar and NTD and JPY directly impact our financial results when these amounts are translated to U.S. dollars for financial reporting purposes. Additionally, economic, political and other risks associated with foreign operations could adversely affect our financial results.

During 2025, we recognized a foreign exchange gain of $20 thousand related to NTD and JPY transactions and balances, including period-end remeasurement of foreign currency denominated monetary items. These fluctuations can be significant relative to our quarterly results and may increase volatility in our reported financial performance. We do not currently hedge our foreign currency exposure, and significant strengthening of the U.S. dollar relative to the NTD or JPY could adversely impact our results of operations and financial condition.

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

Our relationships with Sander Electronics, Inc (located in the US), an affiliate of a shareholder and Sander Electronics Co. Ltd (located in Taiwan), a shareholder of the Company controlled by our CEO Chiao Chieh (Jay) Huang, create substantial business and governance risks. As of December 31, 2025 Sander Electronics represented 71% of our accounts payable, and we have ongoing purchasing agreements with them for TLED products and spare parts. This concentration of our supply chain with related parties create risks regarding pricing, payment terms, and supply continuity. While we believe the terms of our transactions with Sander Electronics are commercially reasonable, the overlapping ownership and management between our companies may result in conflicts of interest that could adversely affect our business. Moreover, any deterioration in our relationship with Sander Electronics, or their inability to meet our supply requirements, could materially disrupt our operations. These risks are heightened because we have limited alternative suppliers readily available to replace Sander Electronics' production capacity. Additionally, our significant reliance on a related party supplier may draw increased regulatory scrutiny and impact our ability to demonstrate adequate internal controls over related party transactions. The materiality of this relationship could also affect our ability to obtain favorable terms from alternative suppliers.

Our Chief Executive Officer currently serves as our Principal Financial Officer, which may impact our internal controls and increase risks related to financial reporting.

As of the date of this Report, our Chief Executive Officer currently serves as our Principal Financial Officer and Principal Accounting Officer due to the vacancy in our Chief Financial Officer position. This dual role may result in:

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

Our products are largely dependent on the application of our technology. From time to time, third parties holding similar technologies and intellectual property rights, including companies, competitors, patent holding companies, customers and/or non-practicing entities, may assert intellectual property claims against us.
Although we believe that our products do not infringe upon the intellectual property rights of third parties, we cannot be certain that our operations do not or will not infringe upon or otherwise violate intellectual property rights or other rights held by third parties, and there may be third-party intellectual property rights or other rights that are infringed by our products without our awareness. We may be from time to time in the future subject to legal proceedings and claims relating to the intellectual property rights or other rights of third parties, some even without merit. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Regardless of the merits or eventual outcome, such a claim could adversely impact our brand and business. Any such assertions may require us to enter into royalty arrangement or result in us being unable to use certain intellectual property. Infringement assertions by third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property right claims against us. Furthermore, any adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorney’s fees, if we are found to have willfully infringed a party’s intellectual property; case making, licensing or using our solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions’ enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and to indemnify our partners, customers and other third parties. Any of these events could adversely impact our business, results of operations and financial condition.
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
Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Throughout the fiscal year ended December 31, 2025, our market price has ranged from $1.21 to $3.16 and continues to experience significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:

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
We expect to require additional financing to fund future operations, including our research, development, sales and marketing activities. We are authorized to issue 50,000,000 shares of common stock of which 6,306,433 shares were issued and outstanding as of March 24, 2026, and 5,000,000 shares of preferred stock, of which 876,447 were issued and outstanding as of March 24, 2026. Our Board of Directors has the authority, without action or vote of our shareholders, to issue authorized but unissued shares of common and preferred stock subject to Nasdaq’s rules. Additionally, if we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and, if the equity securities issued are preferred shares, the holders of the new preferred shares may have rights superior to those of our existing shareholders, which could adversely affect rights of our existing shareholders and the market price of our common stock. In addition, in order to raise additional capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common or preferred stock. If we raise additional funds by issuing debt securities, the holders of those debt securities would have some rights senior to those of our existing shareholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing shareholders and cause the market price of our common stock to decline.
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
Risk Management and Strategy

We maintain an Enterprise Risk Management (“ERM”) program to identify and respond to the most critical risks to our business, including cybersecurity risks. Risks and vulnerabilities from our increased reliance on information technology systems are assessed at least annually as part of our ERM program. In response to such assessments, controls are embedded into our processes and technology by our Director of Operations & Information Technology to seek to mitigate risks to our systems and processes from cybersecurity incidents. We continuously evaluate if we have adequate controls in place utilizing a risk-based approach that is informed by the National Institute of Standards and Technology Cybersecurity Framework (NIST).
Our information technology department monitors our daily operations, overseeing the security of our computer networks through implemented systems and processes aimed at safeguarding sensitive data. We utilize security technologies and controls designed to help protect our systems against unauthorized access and data loss. This proactive approach ensures the integrity and confidentiality of our data, mitigating potential risks posed by cyber threats.
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
Although risks from cybersecurity threats have to date not materially affected, and based on information currently available, we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our third-party vendors’ information systems. For more information, please see Item 1A. Risk Factors - Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.
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
Cybersecurity user awareness training is mandatory for all new hires and for existing employees on an annual basis to help protect our employees and the Company against cybersecurity threats. This annual training is customized to address specific cybersecurity challenges and scenarios that we may face within our operating environment. Novel cybersecurity threats to the Company that are identified by our Information Technology team are communicated to all employees by email, as needed, in an effort to promote awareness and protect the Company from cyber-attacks.
ITEM 2. PROPERTIES
Our principal executive offices and our manufacturing facility are located in an approximately 25,392 square foot facility in Solon, Ohio, under a lease agreement expiring on June 30, 2027. We believe this facility is adequate to support our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 15, “Legal Matters,” to our financial statements for the year ended December 31, 2025 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “EFOI.”
Shareholders
There were approximately 69 holders of record of our common stock as of March 24, 2026, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.
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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high-quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). In addition to our lighting portfolio, we also offer UPS systems and other power management solutions, which have contributed meaningfully to our revenue in recent quarters and are expected to be a strategic area of continued growth.
Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be a market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in energy efficient LED lighting retrofit product, replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. We are also evaluating additional adjacent technologies, including GaN based power supplies and other energy solution products that support sustainability in our existing channels.
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
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, as well as our robust MMM product offering. The Company has enhanced the performance of our RedCap® product by providing a more user- friendly experience. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth.

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
We have taken steps to strengthen our financial structure through capital increases and cost reduction measures. As a result, we have fully eliminated all external high-interest debt, which we believe has improved our financial position. Our business expansion plans are supported by financial strategies that we expect will provide funding for our planned growth initiatives, although there can be no assurance that such funding will be adequate. Since 2024, our MMM business faced ongoing challenges due to delays in government funding and the timing of U.S. Navy awards. Several anticipated projects encountered repeated postponements. In addition, we face challenges from long sales cycles, which is typical in this sector. The timeline from bid submission to order placement often exceeds six months, and many MMM products are built-to-order, resulting in extended lead times before revenue recognition. To mitigate this volatility, we continue to actively pursue new opportunities with the U.S. Navy and other government sectors. We have undertaken efforts to reduce costs, which we believe have contributed to our competitiveness, and may have helped us secure new contracts and expand our sales pipeline in the remainder of 2025 and beyond.
We are actively expanding our commercial product offerings, including our newly introduced UPS systems for data centers. We also continue to advance the expansion of product lines such as ESS and GaN based power supplies, while leveraging the stability and opportunities within our MMM business. In 2024, we conducted a comprehensive review of our commercial pricing strategy and reassessed key partnerships within the energy-related market. These strategic adjustments have improved our market position, offering a more competitive pricing structure and a stronger value proposition for our customers. We believe that these initiatives, if successfully implemented, and if our financial position continues to improve, may contribute to growth across both our MMM and commercial business sectors, although there can be no assurance that such growth will occur.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The strategic investments in 2024 by Sander Electronics, Inc. (“Sander”), a shareholder of the Company, contributed meaningful external capital, as well as presented synergistic opportunities to improve and diversify our supply chain and product offerings.
Despite continuing progress on cost reduction throughout 2024 and 2025, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continue to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at December 31, 2025.
While we have made progress in reducing our net loss from $1.6 million in 2024 to $1.0 million in 2025 and improving our cash position from $0.6 million to $1.1 million, we continue to incur operating losses and have a substantial accumulated deficit of $155.9 million. Based on our current capital resources and projected cash requirements for ongoing operations, substantial doubt about our ability to continue as a going concern continues to exist as of December 31, 2025. We are actively pursuing additional sources of capital, including equity financings, debt financings, and strategic partnerships, to fund operations and support future growth. However, there can be no assurance that such financing will be available on acceptable terms, or at all.
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

Results of operations
The following table sets forth items in our Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	2025	2024
Net sales	100.0%	100.0%
Cost of sales	81.1	85.6
Gross profit	18.9	14.4

Operating expenses:
Product development	11.6	10.8
Selling, general, and administrative	36.1	41.5
Total operating expenses	47.7	52.3
Loss from operations	(28.8)	(37.9)

Other expenses (income):
Interest income	(0.1)	—
Interest expense	—	0.1
Gain on debt extinguishment	—	(3.8)
Gain on partial lease termination	(0.1)	(1.3)
Gain on disposal of fixed assets	(0.1)	—
Other income	—	(0.6)
Other expenses	0.4	0.2
Net loss before income taxes	(28.8)	(32.5)
Provision for income taxes	—	—
Net loss	(28.8)%	(32.5)%
Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	2025	2024
Commercial products	$1,536	$1,390
MMM products	1,989	3,470
Setup Service	35	—
Total net sales	$3,560	$4,860
Net sales of $3.6 million in 2025 decreased $1.3 million, or 27% compared to 2024, primarily driven by a decrease of 43% in MMM sales and an increase of 11% in commercial sales. The net sales decrease of MMM products sales in 2025 was primarily due to delays in military customer procurement and project execution related to federal budget approval timing. The increase in commercial sales was primarily driven by a $0.5 million UPS project delivered to a new customer in Taiwan, representing approximately 36% of commercial sales in 2025. While the project may represent a recurring revenue opportunity, future orders remain subject to customer requirements and timing.
Gross profit
Gross profit was $0.7 million, representing 19% of net sales in 2025, compared with gross profit of $0.7 million, or 14% of net sales in 2024. The year-over-year improvement in gross profit was driven mainly by a sustained reduction in the use of temporary outside labor and lower fixed costs, such as subscription fees and rent expense for production.

Operating expenses
Product development
Product development expenses include salaries and related benefits, testing and related costs, travel expenses, cost of supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.4 million in 2025, a decrease of 21%, compared to $0.5 million in 2024. The $0.1 million decrease primarily resulted from lower payroll-related expenses resulting from structure optimization, as well as lower product testing and R&D supplies expenses.
Selling, general, and administrative

Selling, general, and administrative expenses were $1.3 million, or 36% of net sales in 2025, compared to $2.0 million, or 42% of net sales in 2024. The $0.7 million decrease is primarily due to reductions in consultant fees of $0.3 million, $0.1 million in rent fees, $0.1 million in insurance fees, and $0.1 million in director fees.
Other expenses (income)
Interest expenses (income)
There was no interest expense in 2025, compared to interest expense of $5 thousand in 2024. The decrease is primarily related to interest attributable to the 2022 Streeterville Note. There was no actual cash interest paid in 2025 compared to $5 thousand in 2024.
Gain on debt extinguishment
We recognized an $187 thousand gain on debt extinguishment in the first quarter of 2024, which was related to the early termination of the 2022 Streeterville Note. There was no such gain recognized in 2025.

Gain on partial lease termination
We recognized $2 thousand and $63 thousand of gain on partial lease terminations in 2025 and 2024, which were related to early terminations of the office lease.

Gain on disposal of fixed assets
We recognized $3 thousand of gain on sales of fixed assets in 2025, which was related to a one-time resale of a software license package to a related party customer as part of a specific project. There was no such gain recognized in 2024. See Note 14 “Related Party Transactions” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.

Other income and expenses
Other income was less than $1 thousand in 2025, compared to other income of $27 thousand in 2024. Such other income is related to receipts of unclaimed property from vendors for previous payments.
We recognized other expenses of $10 thousand in 2025, compared to other expenses of $12 thousand in 2024. Other expenses are mainly composed of bank and collateral management fees. We recognized a non-cash loss of approximately $8 thousand on the settlement of returning inventory, cancelling prepayments made to the vendor, and settlement of outstanding accounts payables in the second quarter of 2025.
Provision for income taxes
For each of the years ended December 31, 2025 and 2024, our effective tax rate was 0%. In 2025, our effective tax rate was lower than the statutory rate due to a full valuation allowance as a result of the $1.1 million additional federal net operating loss we recognized for the year. In 2024, our effective tax rate was lower than the statutory rate due to a full valuation allowance as a result of the $3.4 million additional federal net operating loss we recognized for the year.
Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2025 and 2024, respectively. We had no net deferred liabilities at December 31, 2025 or 2024. We will continue to evaluate the need for a valuation allowance on a quarterly basis.
Please refer to Note 11, “Income Taxes” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
Net loss
For 2025, our net loss of $1.0 million decreased 35% from $1.6 million net loss for 2024. The decrease is primarily due to a decrease in cost of goods sold as well as operating expenses.

Financial condition

At December 31, 2025, we had $1.1 million in cash and no outstanding debt. We have historically incurred substantial losses, and as of December 31, 2025, we had an accumulated deficit of $155.9 million. Additionally, our sales have been concentrated among a few major customers. For the twelve months ended December 31, 2025, three customers accounted for approximately 48% of net sales.
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
•We re-evaluated operating expenses and reduced our workforce significantly throughout 2024 and into 2025 to manage fixed costs.
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
Liquidity and capital resources
Cash
At December 31, 2025, our cash balance was $1.1 million, compared to $0.6 million at December 31, 2024.
•As of December 31, 2025, we held total cash of $1.1 million, of which approximately $0.3 million was maintained in a bank account in Taiwan, with the remaining $0.8 million in bank accounts in the United States. These funds support the operations of our wholly owned Taiwanese branch and are denominated in NTD.

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

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2025	2024
Net cash used in operating activities	$(1,404)	$(1,297)

Net cash used in investing activities	$(197)	$(19)

Net cash provided by (used in) financing activities	$2,100	$(149)
Net cash used in operating activities
Net cash used in operating activities was $1.4 million for the year ended December 31, 2025. The net loss for 2025 was $1.0 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions from inventory, warranty, accounts receivable reserves and working capital changes. During 2025, major adjustments included cash generated from $0.3 million from collection of accounts receivable, which is partially offset by $0.3 million change in inventory, $0.1 million change in accounts payable and $0.5 million change in related party accounts payable due to timing inventory receipts and payments.
Net cash used in operating activities was $1.3 million for the year ended December 31, 2024. The net loss for 2024 was $1.6 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During 2024, major adjustments included cash generated from $1.0 million from collection of accounts receivable, and $0.8 million from inventory, which is partially offset by $0.2 million change in accounts payable and $1.2 million change in related party accounts payable due to timing of inventory receipts and payments.
Cash used in investing activities
Net cash used in investing activities was $197 thousand and $19 thousand for the years ended December 31, 2025 and 2024, respectively, primarily from the acquisition of property and equipment and advances for investment in a joint venture, which was partially offset by proceeds from the sale of property and equipment.
Cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2025 of $2.1 million, reflecting $2.1 million of net proceeds from the issuance of common stock.
Net cash used in financing activities was $0.1 million for the year ended December 31, 2024, primarily related to $0.9 million of net proceeds from the issuance of common stock, offset by $1.0 million related to net payments of the 2022 Streeterville Note.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Contractual and other obligations
Please refer to Note 9 “Purchase Commitments” included under Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Foreign currency exchange risk
Because we maintain operations and cash balances in Taiwan, we are exposed to fluctuations in the New Taiwan dollar (NTD) exchange rate relative to the U.S. dollar. Changes in exchange rates can affect the reported value of our foreign cash balances, revenues, and expenses, as well as result in transaction gains or losses on intercompany and third-party balances.
As of December 31, 2025, we had a net NTD exposure of approximately $439 thousand, consisting of NTD cash of $326 thousand, and NTD-denominated accounts receivable of $113 thousand. In addition, we held approximately $156 thousand in JPY denominated advances for investment in a joint venture related to our Japan ESS initiative.
For 2025, we recognized a net foreign currency transaction gain of approximately $20 thousand. We do not currently employ financial instruments to hedge our foreign currency exposure. We continue to monitor our NTD and JPY exposure and may consider hedging strategies in the future if our foreign currency risk increases materially.
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
•revenue recognition,
•allowances for credit losses, returns and discounts,
•product warranty reserve,
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
Solon, Ohio
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and Schedule II (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Reserves for Excess, Obsolete and Slow-Moving Inventories

Description of the Matter

As described in Notes 2 and 4 to the consolidated financial statements, the Company assesses the valuation of inventories each reporting period based on the lower of cost or net realizable value. The Company establishes reserves for excess, obsolete and slow-moving inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. The assessment is both quantitative and qualitative. As of December 31, 2025, the Company had inventories of $2.9 million, net of reserves for excess, obsolete and slow-moving inventories.

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

Columbus, Ohio
March 24, 2026

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(in thousands, except share and per share amounts)

	2025	2024
ASSETS
Current assets:
Cash	$1,064	$565
Trade accounts receivable, less allowances of $33 and $15, respectively	526	804
Inventories, net	2,930	3,263
Prepayments to vendors	3	356
Prepaid and other current assets	126	157
Total current assets	4,649	5,145
Property and equipment, net	97	90
Operating lease, right-of-use asset	207	377
Advance for investment in joint venture	156	—
Total assets	$5,109	$5,612

LIABILITIES
Current liabilities:
Accounts payable	$158	$970
Accounts payable - related party	386	909
Accrued liabilities	56	90
Accrued legal and professional fees	44	54
Accrued payroll and related benefits	47	148
Accrued sales commissions	1	15
Accrued warranty reserve	91	118
Operating lease liabilities	139	139
Total current liabilities	922	2,443
(continued on the next page)

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(in thousands, except share and per share amounts)

	2025	2024

Operating lease liabilities, net of current portion	78	254
Total liabilities	1,000	2,697

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 shares designated as Series A Convertible Preferred Stock) at December 31, 2025 and December 31, 2024
Issued and outstanding: 876,447 shares at December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at December 31, 2025 and December 31, 2024
Issued and outstanding: 6,306,433 shares at December 31, 2025 and 5,260,741 shares at December 31, 2024	1	1
Additional paid-in capital	160,035	157,814
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(155,924)	(154,897)
Total stockholders' equity	4,109	2,915
Total liabilities and stockholders' equity	$5,109	$5,612
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except per share amounts)

	2025	2024
Net sales	$3,560	$4,860
Cost of sales	2,888	4,161
Gross profit	672	699

Operating expenses:
Product development	412	524
Selling, general, and administrative	1,284	2,017
Total operating expenses	1,696	2,541
Loss from operations	(1,024)	(1,842)

Other expenses (income):
Interest income	(2)	—
Interest expense	—	5
Gain on debt extinguishment	—	(187)
Gain on partial lease termination	(2)	(63)
Gain on disposal of fixed assets	(3)	—
Other income	—	(27)
Other expenses	10	12
Loss from operations before income taxes	(1,027)	(1,582)
Provision for income taxes	—	—
Net loss	$(1,027)	$(1,582)

Net loss per common stock - basic and diluted
Net loss	$(0.18)	$(0.32)

Weighted average shares of common stock outstanding:
Basic and diluted	5,553	4,947

 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands)

	2025	2024
Net loss	$(1,027)	$(1,582)

Other comprehensive loss:
Foreign currency translation adjustments	—	—
Comprehensive loss	$(1,027)	$(1,582)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at January 1,2024	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051
Issuance of common stock	—	—	818	1	1,300	—	—	1,301
Conversion of advanced capital contribution to common stock	—	—	94	—	141	—	—	141
Stock-based compensation	—	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	—	(1,582)	(1,582)
Balance at December 31, 2024	876	$—	5,261	$1	$157,814	$(3)	$(154,897)	$2,915
Issuance of common stock	—	—	1,002	—	2,100	—	—	2,100
Shares issued as stock-based compensation	—	—	43	—	121	—	—	121
Net loss	—	—	—	—	—	—	(1,027)	(1,027)
Balance at December 31, 2025	876	$—	6,306	$1	$160,035	$(3)	$(155,924)	$4,109

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands)

	2025	2024
Cash flows from operating activities:
Net loss	$(1,027)	$(1,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	1	—
Loss on settlement of vendor obligations	8	—
Gain on partial lease termination	(2)	(63)
Gain on debt extinguishment	—	(187)
Gain on disposal of fixed assets	(3)	—
Depreciation	37	37
Stock-based compensation	121	4
Provision for credit losses and sales returns	10	(69)
Provision for slow-moving and obsolete inventories	244	347
Provision for warranties	(27)	(32)
Amortization of loan discounts and origination fees	—	5
Change in operating assets and liabilities:
Accounts receivable	266	1,037
Inventories	(262)	829
Prepayments to vendors	(1)	83
Prepaid and other assets	32	3
Accounts payable	(115)	(301)
Accounts payable - related party	(523)	(1,237)
Accrued and other liabilities	(159)	(128)
Right of use assets and lease liabilities	(4)	(43)
Total adjustments	(377)	285
Net cash used in operating activities	(1,404)	(1,297)
Cash flows from investing activities:
Acquisitions of property and equipment	(54)	(19)
Proceeds from the sale of property and equipment	13	—
Advance for investment in joint venture	(156)	—
Net cash used in investing activities	(197)	(19)
Cash flows from financing activities:
Issuance of common stock	2,100	851
Payments on the 2022 Streeterville Note	—	(1,000)
Net cash provided by (used in) financing activities	2,100	(149)

(continued on the next page)

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2025	2024
Effect of exchange rate changes on cash	—	—

Net increase (decrease) in cash	499	(1,465)
Cash, beginning of year	565	2,030
Cash, end of year	$1,064	$565

Supplemental information:
Cash paid in year for interest	$—	$5

Non-cash investing and financing activities:
Debt-to-equity exchange transactions	$—	$591
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. (the “Company”) engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high-quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency; and productivity, and increased human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial applications. We are also evaluating adjacent technologies including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
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
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of December 31, 2025 and 2024, including net losses of $1.0 million and $1.6 million for the twelve months ended December 31, 2025 and 2024, respectively, and total cash used in operating activities of $1.4 million and $1.3 million for the twelve months ended December 31, 2025 and 2024, respectively, we determined that substantial doubt about our ability to continue as a going concern continues to exist at December 31, 2025. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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
•loans or other debt instruments may have terms or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or the Company’s Board of Directors; and
•the current environment in the capital markets and volatile interest rates, combined with our capital constraints, may prevent us from being able to obtain adequate debt financing.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of credit losses allowance for accounts receivable, sales returns, inventory obsolescence and warranty claims, the useful lives of property and equipment, valuation allowance for net deferred taxes, and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment require considerable judgment. Actual results could differ from those estimates and such differences could be material.
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
We also generate revenue from services. Service revenue primarily consists of system configuration and setup services performed in connection with customer orders. These services are typically completed at or near the time of product shipment, are distinct from the related product sales and are accounted for as separate performance obligations, and revenue is recognized at a point in time when the service is rendered.
A disaggregation of product and service net sales is presented in Note 12, “Product and Geographic Information.”
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and credit losses to provide for the estimated number of account receivables that will not be collected. The Company has determined that accounts receivable fall within the scope of the Current Expected Credit Losses

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(“CECL”) analysis in accordance with ASC 326. The Company decided to use the historical loss rate method of valuing its reserve for trade receivables. The reserve for credit losses is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations, we may need to take additional allowances, which would result in an increase in our operating expenses. We do not generally require collateral from our customers.
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
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods (in thousands):

	December 31, 2025	December 31, 2024	January 1, 2024
Gross Accounts Receivable	$559	$819	$1,590
Less: Allowance for Credit Losses	(33)	(15)	(20)
Net Accounts Receivable	$526	804	1,570
Activity related to our allowance for credit losses for the years ended December 31, 2025 and 2024 was as follows (in thousands):

Allowance for credit losses as of January 1, 2024	$(20)
Reduction of reserve for credit losses for the year ended December 31, 2024	5
Allowance for credit losses as of December 31, 2024	(15)
Increase in reserve for credit losses for the year ended December 31, 2025	(18)
Allowance for credit losses as of December 31, 2025	$(33)
Geographic information
All our long-lived fixed assets are located in the United States. For the twelve months ended December 31, 2025 and 2024, approximately 83% and 100% of sales were attributable to customers in the United States, respectively, and 17% and 0%, were attributable to customers outside the United States, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.
Cash
Cash consists of investments in money market funds and deposits with banks. At December 31, 2025 and 2024, we had cash of $1.1 million and $0.6 million, respectively, on deposit with financial institutions located in the United States and Taiwan. Our cash balances in U.S. banks may at times exceed federally insured limits; however, we place our deposits with high‑quality financial institutions and have not experienced any losses. Cash held in Taiwan is maintained with local financial institutions and is not insured by U.S. federal agencies. We monitor the credit quality of these institutions and have not experienced losses on such deposits.

Inventories
We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in, first-out method) or net realizable value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. The assessment is both quantitative and qualitative.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes
As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood of the deferred tax assets being recovered from future taxable income and, to the extent we believe it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2025 and 2024, we recorded a full valuation allowance against our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We continue to evaluate the need for a valuation allowance on a quarterly basis.
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
Property and equipment
Property and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over the estimated useful lives of the related assets (generally two years to 15 years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statements of Operations.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Long-lived assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. Please refer to Note 5, “Property and Equipment,” for additional information.
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
Lease expense for these leases is recognized on a straight-line basis over the lease term. We have elected not to recognize ROU assets and lease liabilities that arise from short-term leases for any class of underlying asset. Operating leases are included in Operating lease, right-of-use assets, Operating lease liabilities, and Long-term operating lease liabilities in our Consolidated Balance Sheets.

Product development
Product development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs. Product development costs are expensed as they are incurred. We recognized $0.4 million and $0.5 million product development costs for the years ended December 31, 2025 and 2024, respectively.

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
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share amounts):

	For the years ended December 31,
	2025	2024
Numerator:
Net loss	$(1,027)	$(1,582)

Denominator:
Basic and diluted weighted average common shares outstanding	5,553	4,947

As a result of the net loss we incurred for the years ended December 31, 2025 and 2024, convertible preferred stock representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation
We recognize compensation expense based on the estimated grant date fair value under the authoritative guidance. Management applies the Black-Scholes option pricing model to value stock options issued to employees and directors and applies judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. Compensation expense is generally amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Please refer to Note 10, “Stockholders’ Equity,” for additional information.
Advertising expenses
Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses were $1 thousand and $6 thousand for the years ended December 31, 2025 and 2024, respectively.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	At December 31,
	2025	2024
Balance at the beginning of the year	$118	$150
Warranty accruals for current period sales	7	3
Adjustments to existing warranty reserves	(34)	(35)
Accrued warranty reserve at the end of the year	$91	$118
Foreign Currency Transactions
The functional currency of the Company and its Taiwan branch is the U.S. dollar.
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
The Company recorded foreign currency transaction gains of approximately $20 thousand for the year ended December 31, 2025, which are included as a component of selling, general and administrative expenses within the accompanying consolidated statements of operations. No foreign currency transaction gain or loss was recorded in 2024.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently issued accounting standards
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The standard requires public business entities to disclose additional disaggregated information about certain income statement expense captions, including the nature of expenses such as employee compensation, depreciation, and other significant expense categories. The amendments are effective for fiscal years beginning after December 15, 2026, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient for estimating expected credit losses for certain current accounts receivable and contract assets arising from revenue transactions. The guidance is effective for fiscal years beginning after December 15, 2025, and early adoption is permitted. The Company has not early adopted this standard and is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable.
Total net sales were concentrated among a few customers for the twelve months ended December 31, 2025 and 2024 as follows:

	Twelve months ended December 31,
	2025	2024
Customer A	21.1%	—%
Customer B (located in Taiwan)	16.2%	—%
Customer C	11.2%	—%
Customer D	—%	15.8%
Customer E	—%	17.0%
At December 31, 2025 and 2024, our trade accounts receivables were concentrated among a few customers as follows:

	As of December 31, 2025	As of December 31, 2024
Customer A	15.9%	14.9%
Customer B (located in Taiwan)	21.7%	—%
Customer E	19.5%	—%
Customer F	12.0%	20.8%
Customer G	—%	51.8%
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates tariff and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $3 thousand and $356 thousand at December 31, 2025 and 2024, respectively.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable.
Total expenditures were concentrated among a few suppliers for the twelve months ended December 31, 2025 and 2024 as follows:

	Twelve months ended December 31,
	2025	2024
Suppliers C and D, related parties*	28.0%	36.3%
* See Note 14 “Related Party Transactions”
At December 31, 2025 and 2024, our trade accounts payable were concentrated among a few suppliers as follows:

	As of December 31, 2025	As of December 31, 2024
Supplier A	—%	31.7%
Supplier B	10.8%	—%
Suppliers C and D, related parties*	70.9%	48.4%
* See Note 14 “Related Party Transactions”
NOTE 3. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. Effective July 1, 2024, our warehouse and office lease was amended to reduce the rentable square feet from 62,335 square feet to 29,692 square feet, and the rent expenses were decreased in proportion to the reduction in rentable square feet. The Company recorded this as a lease modification in accordance with ASC 842 Leases (“ASC 842”) and recorded a reduction to the right of use asset and lease liability of approximately $395 thousand using an incremental borrowing rate of approximately 13.64%. The Company recognized a gain on the lease modification of $63 thousand during the third quarter of 2024.
On October 3, 2025, the Company further amended the lease to reduce the rentable area, from 29,692 square feet to 25,392 square feet, and rent expenses were decreased in proportion to the reduction in rentable square feet. The Company recorded a reduction to the right of use asset and lease liability of approximately $40 thousand using an incremental borrowing rate of approximately 13.64% and the Company recognized a gain on the lease modification of $2 thousand. The weighted average remaining lease term for the operating leases is 1.5 years.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	For the years ended December 31,
	2025	2024
Lease cost	$175	$303
Supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of December 31, 2025 and 2024 are follows (in thousands):

	At December 31,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$207	$377
Operating lease liabilities	217	393

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maturities of lease liabilities under operating leases by years at December 31, 2025 are as follows (in thousands):

Operating Leases
2026	159
2027	80
Total future undiscounted lease payments	239
Less imputed interest	(22)
Total lease obligations	$217
Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175	$343

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value. During 2025, the Company was subject to increased import tariffs on certain products. Such tariffs are capitalized as part of inventory cost and contributed to higher cost of sales during the year. The Company continues to monitor the impact of tariffs on its operations and margins.
Inventories consist of the following (in thousands):

	At December 31,
	2025	2024 (1)
Raw materials	$930	$1,000
Finished goods	2,591	2,610
Reserves for excess, obsolete, and slow-moving inventories	(591)	(347)
Inventories, net	$2,930	$3,263
(1) The December 31, 2024 balances have been revised to reflect the permanent markdown in cost of $2,464 recorded as of January 1, 2024.
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	At December 31,
	2025	2024 (2)
Beginning balance	$(347)	$(89)
Accrual	(381)	(347)
Reduction due to inventory sold	137	89
Reserves for excess, obsolete, and slow-moving inventories	$(591)	$(347)
(2) The balance as of January 1, 2024 reflects the permanent markdown in cost of $2,464 recorded in connection with inventory cost adjustments.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2025	2024
Equipment (useful life 3 - 15 years)	$496	$490
Tooling (useful life 2 - 5 years)	210	171
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	124	124
Property and equipment at cost	871	826
Less: accumulated depreciation	(774)	(736)
Property and equipment, net	$97	$90
Depreciation expense was $37 thousand for the years ended December 31, 2025 and 2024.
NOTE 6. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	At December 31,
	2025	2024
Prepaid insurance	$46	$36
Prepaid expenses	62	77
Prepaid rent	18	44
Total prepaid and other current assets	$126	157
NOTE 7. ADVANCE FOR INVESTMENT IN JOINT VENTURE
Other noncurrent assets consisted of the following (in thousands):

	At December 31,
	2025	2024
Advance for investment in joint venture	$156	$—
In November 2025, the Company advanced $156 thousand in connection with a proposed joint venture arrangement with a third-party counterparty that is not a related party. The amount represents a refundable investment commitment (refundable if the transaction is not completed, subject to the terms of the arrangement) and is recorded at cost as an advance for investment. The joint venture is intended to support the Company’s ESS initiatives in the Japan power market. The joint venture agreement has not yet been finalized as of December 31, 2025. Upon completion of the transaction, the advance will be reclassified to an investment balance, if appropriate. The Company will assess its ownership interest and the appropriate accounting model, including whether the investment will be accounted for under the equity method, upon formation of the joint venture.
NOTE 8. DEBT
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 18, 2024, the Company and Streeterville entered into an agreement to fully satisfy the remaining obligations under the 2022 Streeterville Note through $1.0 million in cash and the issuance of 94,440 shares of common stock. On January 23, 2024, the 2022 Streeterville Note was terminated, upon which the Company recognized an $187 thousand gain on debt extinguishment.
As of December 31, 2025, the Company has no outstanding debt obligations.
Advanced capital contribution
In October 2023, an unrelated party agreed to subscribe the Company’s common stock in the next round of private placement and transferred funds in the amount of $450 thousand. There was no restriction in use of the funds and the advanced capital contribution bore no interest. The advanced capital contribution was exchanged for common stock on March 28, 2024. See Note 10, “Stockholders’ Equity.”
NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments
As of December 31, 2025, we had approximately $0.4 million in outstanding purchase commitments for inventory. Of this amount, $0.3 million is expected to ship in the first quarter of 2026 and $0.1 million is expected to ship in the second quarter of 2026. We have 92% of the outstanding purchase commitments with related parties.
Settlement of Return of Slow-Moving Inventory
On December 30, 2024, in connection with its strategy to reduce a certain quantity of low-turnover inventory, the Company entered into an agreement with the vendor, an unrelated party, to return the inventory purchased between 2021 and 2022 and transfer EnFocus™ registered trademarks (carrying amount of $0 as of December 31,2024).

The transaction was completed in the second quarter of 2025, at which time the inventory return, cancellation of prepayments, and settlement of outstanding accounts payable were finalized. As a result, the Company recognized a non-cash loss of approximately $8 thousand in 2025.
NOTE 10. STOCKHOLDERS’ EQUITY
Private Placements
The Company entered the securities purchase agreements with certain investors and issued 1,002,692 and 912,050 shares of common stock during the years ended December 31, 2025 and 2024, respectively.
November 2025 Private Placement
On November 26, 2025, the Company entered into a securities purchase agreement with each of its Chief Executive Officer and Principal Financial Officer, Mr. Chiao Chieh (Jay) Huang and MAN-BO HOTEL CO. LTD, an affiliate entity, which is owned by the spouse of Kin-Fu Chen, the Chairman of the Company’s Board of Directors, respectively, pursuant to which the Company agreed to issue and sell in a private placement 262,009 shares of the Company’s common stock, par value $0.0001 per share to each, and in aggregate, 524,018 shares of Common Stock for a purchase price per share of $2.29 (the “November 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.
Aggregate gross proceeds to the Company with respect to the November 2025 Private Placement were approximately $1.2 million. The November 2025 Private Placement closed on December 2, 2025.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
March 2025 Private Placement
On March 27, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh (Jay) Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 103,627 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.93 (the “March 2025 Private Placement"). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.
Aggregate gross proceeds to the Company with respect to the March 2025 Private Placement were approximately $200 thousand. The Private Placement was priced higher than the closing price $1.92 of the Common Stock on the Nasdaq on the day of signing of the purchase agreement. The issuance and sale of the shares pursuant to the purchase agreement are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made pursuant to certain exemptions from registration, including Section 4(a)(2) of the Securities Act, in reliance on the representations and covenants of the purchaser under the purchase agreement. The March 2025 Private Placement closed on March 31, 2025.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2025 and 2024, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During the years ended December 31, 2025 and 2024, no warrants were exercised.

As of December 31, 2025 and 2024, we had the following outstanding warrants:

	As of December 31, 2025	As of December 31, 2024
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	—	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	—	5,954	$34.96	January 13, 2025
	567,245	600,018
Stock-based Compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	For the year ended December 31,
	2025	2024
Selling, general, and administrative	121	4
Total stock-based compensation	$121	$4
Total unearned stock compensation expense was $1 thousand and $2 thousand at December 31, 2025 and 2024, respectively. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at December 31, 2025 is expected to be amortized was approximately 1.3 years.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
For the years ended December 31, 2025 and 2024, the Company did not grant any stock options.

Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all outstanding stock incentive plans for the years ended December 31, 2025 and 2024 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2023	30,575	5.60
Granted	—
Canceled/forfeited	—
Expired	(9)	53.33
Balance at December 31, 2024	30,566	$5.58	7.7
Granted	—
Canceled/forfeited	(28,590)	5.28
Expired	—
Balance at December 31, 2025	1,976	$9.91	3.2

Vested and expected to vest at December 31, 2025	1,976	$9.91	3.2

Exercisable at December 31, 2025	1,535	$12.04	3.1
Restricted Stock Units
We are able to issue restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years. As of December 31, 2025 and 2024, the outstanding restricted stock is zero.

Fully Vested Shares
In December 2025, the Board approved and issued 43,000 fully vested shares as bonus compensation to certain employees and the Company recognized $121 thousand as stock-based compensation.

NOTE 11. INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2021. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2025 and 2024, respectively, there were no accrued interest and penalties related to uncertain tax positions.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the components of the provision for income taxes (in thousands):

For the year ended December 31,
	2025	2024
Current:
U.S. federal	$—	$—
State	—	—
Foreign	—	—
Total current	$—	$—
Deferred:
U.S. Federal	—	—
State	—	—
Foreign	—	—
Total deferred	$—	$—
Provision for income taxes	$—	$—
Certain amounts in the 2024 consolidated statement of operations have been revised to correct an immaterial classification error. Approximately $2 thousand previously reported within provision for income taxes has been reclassified to selling, general, and administrative expenses. The correction had no impact on previously reported net loss, loss per share, or any balance sheet amounts for the year ended December 31, 2024.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents cash income taxes paid, net of refunds (in thousands):

	For the year ended December 31,
	2025	2024
U.S. federal	$—	$—
State	3	5
Foreign	—	—
Total cash income taxes paid, net of refunds	$3	$5

The following table shows the pre-tax loss (in thousands):

	For the year ended December 31,
	2025	2024
Pre-tax Loss:
Domestic	$(1,027)	$(1,582)
Foreign	—	—
Total pre-tax loss	$(1,027)	$(1,582)

The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the (benefit from) provision for income taxes reflected in our Consolidated Statements of Operations in both dollar (in thousands) and percentage are as follows:

	For the year ended December 31,
	2025		2024
U.S. statutory rate	$(230)	21.0%	$(710)	21.0%
State taxes (net of federal tax benefit)	(36)	3.3	(152)	4.5
Valuation allowance	(718)	65.5	(622)	18.4
Federal NOLs write off	287	(26.2)	399	(11.8)
Federal temporary	19	(1.7)	409	(12.1)
State NOLs write off	663	(60.5)	656	(19.4)
State temporary	15	(1.4)	20	(0.6)
	$—	0.0%	$—	0.0%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2025	2024
Accrued expenses and other reserves	$694	$684
Right-of-use asset	(45)	(82)
Lease liabilities	47	86
Tax credits, deferred R&D, and other	536	579
Net operating loss	20,056	20,739
Valuation allowance	(21,288)	(22,006)
Net deferred tax assets	$—	$—
In 2025 and 2024, our effective tax rate was lower than the statutory rate due to a full valuation allowance as a result of the $1.1 million and $3.4 million additional federal net operating loss we recognized for the year.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025, we had federal and state net operating loss carry-forwards (“NOLs”) of approximately $141.2 million for federal income tax purposes ($28.3 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $86.8 million of the $141.2 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Job Act of 2017 (the “Tax Act”), NOLs generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These NOLs can no longer be carried back, but they can be carried forward indefinitely. The $1.1 million and $3.4 million in federal net operating losses generated in 2025 and 2024 will be subject to the new limitations under the Tax Act. If not utilized, the NOLs generated prior to December 31, 2017 of $7.3 million will begin to expire in 2026 for federal purposes and have begun to expire for state and local purposes.
Since we believe it is more likely than not that the benefit from NOLs will not be realized, we have provided a full valuation allowance against our deferred tax assets at December 31, 2025 and 2024, respectively. We had no net deferred tax liabilities at December 31, 2025 and 2024.
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
International sales increased to 17% of total net sales in 2025 (compared to 0% in 2024), driven primarily by a $0.5 million UPS project delivered to a customer in Taiwan (representing 15% of total sales), as well as additional LED lighting projects delivered in other international markets.
The following table provides a breakdown of product net sales for the years indicated (in thousands):

	Year ended December 31,
	2025	2024
Commercial products	$1,536	$1,390
MMM products	1,989	3,470
Setup Service	35	—
Total net sales	$3,560	$4,860
A geographic summary of net sales is as follows (in thousands):

	For the year ended December 31,
	2025	2024
United States	$2,967	$4,848
International	593	12
Total net sales	$3,560	$4,860
At December 31, 2025 and 2024, approximately 100% of our long-lived assets, which consist of property and equipment, were located in the United States.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the Consolidated Statement of Operations, which as the segment measure of profit and loss that is based on U.S. GAAP, is the required segment measure.

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
NOTE 14. RELATED PARTY TRANSACTIONS
Sales Transactions
In 2025, the Company sold a used software license package to Sander Electronics Co. Ltd, (located in Taiwan), a shareholder of the Company, as part of a specific project for $13 thousand which was approved by the Company's Board of Directors. The sales price was in excess of book value, resulting in a gain of $3 thousand on sales of fixed assets. There was no such gain recognized in 2024.
Purchase Transactions
The Company has a purchase agreement for TLED products and spare parts and fixed assets with Sander Electronics, Inc (located in the US), an affiliate of a shareholder and Sander Electronics Co. Ltd (located in Taiwan), a shareholder of the Company.

Purchase Activities
	For the year ended December 31,
Name of related party	2025	% of purchases	2024	% of purchases
Sander Electronics, Inc.	$498	13.3%	$—	—%
Sander Electronics Co. Ltd	553	14.7%	2,572	36.3%
	$1,051	28.0%	$2,572	36.3%

Accounts Payable
Name of related party	As of December 31, 2025	% of accounts payable	As of December 31, 2024	% of accounts payable
Sander Electronics Co. Ltd	$386	70.9%	$909	48.4%
Related Party Risk Concentration
The Company’s business operations involve significant related party relationships that create concentration risks. As of December 31, 2025, related parties represented 71% of total accounts payable and 92% of outstanding purchase commitments. This concentration in related party suppliers, while providing certain operational benefits, creates risks regarding pricing, payment terms, supply continuity, and potential conflicts of interest. The Company has limited readily available alternative suppliers to replace the current production capacity provided by related parties. Management believes the terms of related party transactions are commercially reasonable and comparable to arm’s length transactions; however, the concentration of these relationships could materially impact operations if disrupted. These transactions are subject to review and approval by the Company’s independent directors.

Private Placements
Please refer to Note 10 for further details on Private Placements in 2025 and 2024.

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
NOTE 16. SUBSEQUENT EVENTS
The Company has evaluated subsequent events occurring after December 31, 2025 through the date these consolidated financial statements were available to be issued. Based on this evaluation, the Company determined that there were no subsequent events that required recognition or disclosure in these consolidated financial statements.

Table of Contents	ENERGY FOCUS, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer, who also serves as our Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as of December 31, 2025, the end of the period covered by this report. Management, with the participation of our current Chief Executive Officer and Principal Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s report on internal controls over financial reporting
Management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025 based upon criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
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
Based upon our evaluation under the COSO Framework as of December 31, 2025, management concluded that its internal control over financial reporting was effective as of December 31, 2025.
Changes in internal control over financial reporting
For the fourth quarter of the fiscal year ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2025.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
In addition to as set forth in herein, the information required by Items 10, 11, 12, 13 and 14 will appear in the definitive Energy Focus, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 12, 2026, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).
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
SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2025
Allowance for credit losses	$15	18	—	$33
Inventory reserves	347	381	137	591
Valuation allowance for deferred tax assets	22,006	—	718	21,288
Year ended December 31, 2024
Allowance for credit losses	$20	(5)	—	$15
Inventory reserves	89	347	89	347
Valuation allowance for deferred tax assets	22,627	—	621	22,006
 (3) Exhibits

Table of Contents	ENERGY FOCUS, INC.
EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed May 1, 2006).
3.2	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on June 21, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.3	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 9, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.4	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 28, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.5	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.6	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.8	Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on March 29, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.9	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on May 30, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).
3.10	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.11	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).
3.12	Certificate of Amendment of Certificate of Incorporation, dated June 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2023).
3.13	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).
3.14	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Ind. a Delaware corporation, filed with the Secretary of State of the State of Delaware on May 4, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).
4.1	Description of Securities of Energy Focus, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.1*	Energy Focus, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2019).
10.2*	Energy Focus, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.3*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.4*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.5*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.6*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.7	Note Purchase Agreement, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).
10.8	Promissory Note, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).

Table of Contents	ENERGY FOCUS, INC.

10.9*	Amended and Restated Energy Focus, Inc. 2020 Stock Incentive Plan, dated as of June 22, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2022).
10.10*	Chief Executive Officer Offer Letter dated August 6, 2023 between Chiao Chieh (Jay) Huang and Energy Focus, Inc.
10.11	Amendment to Promissory Note, dated January 17, 2023, between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.12	Exchange Agreement, dated as of March 31, 2023, between the Company and Streeterville Capital, LLC. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).
10.13	Payoff Letter and Exchange Agreement, dated as of January 18, 2024, between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2025).
10.14	Securities purchase agreement, dated as of March 28, 2024 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2025).
10.15	Securities Purchase Agreement, dated as of June 21, 2024 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2025).
10.16	Second Amendment to Lease Agreement, dated as of January 31, 2024 (incorporated by reference to Exhibit 10. to the Registrant’s Annual Report on Form 10-K filed on March 25, 2025).
10.17	Third Amendment to Lease Agreement, dated as of October 3, 2025.
10.18	Securities Purchase Agreement, dated as of March 27, 2025, between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2025).
10.19	Securities Purchase Agreement, dated as of June 19, 2025, between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2025).
10.20	Securities Purchase Agreement, dated as of August 15, 2025, between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2025).
10.21	Securities Purchase Agreement, dated as of November 26, 2025, between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2025).
19.1	Insider Trading Policy of Energy Focus, Inc (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2025).
23.1	Consent of GBQ Partners, LLC, Independent Registered Public Accounting Firm (filed with this Report).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy of Energy Focus, Inc. (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 22, 2024)
101+**
The following financial information from Energy Focus, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date: March 24, 2026	By:	/s/ Chiao Chieh (Jay) Huang
Chiao Chieh (Jay) Huang
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated:

Date	Signature	Title

March 24, 2026	/s/ Chiao Chieh (Jay) Huang
	Chiao Chieh (Jay) Huang	Director and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

March 24, 2026	/s/ Kin-Fu Chen
	Kin-Fu Chen	Chairman of the Board

March 24, 2026	/s/ Wen-Jeng Chang
	Wen-Jeng Chang	Director

March 24, 2026	/s/ Wen-Cheng Chen
	Wen-Cheng Chen	Director

March 24, 2026	/s/ Chao-Jen Huang
	Chao-Jen Huang	Director

March 24, 2026	/s/ Shou-Jang Lee
	Shou-Jang Lee	Director

March 24, 2026	/s/ Sophia Ann Shee
	Sophia Ann Shee	Director