Form 10-Q
period 2026-03-31
ENERGY FOCUS, INC/DE
filed 2026-05-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 12, 2026 was 6,303,433.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

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

PART I - FINANCIAL INFORMATION

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$1,126	$1,064
Trade accounts receivable, less allowances of $17 and $33, respectively	487	526
Inventories, net	3,694	2,930
Prepayments to vendors	15	3
Prepaid and other current assets	211	126
Total current assets	5,533	4,649

Property and equipment, net	89	97
Operating lease, right-of-use asset	175	207
Advance for investment in joint venture	155	156
Total assets	$5,952	$5,109

LIABILITIES
Current liabilities:
Accounts payable	$162	$158
Accounts payable - related party	1,314	386
Accrued liabilities	136	56
Accrued legal and professional fees	71	44
Accrued payroll and related benefits	52	47
Accrued sales commissions	1	1
Accrued warranty reserve	62	91
Operating lease liabilities	145	139
Total current liabilities	1,943	922

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)

Operating lease liabilities, net of current portion	40	78
Total liabilities	1,983	1,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) as of March 31, 2026 and December 31, 2025
Issued and outstanding: 876,447 as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares as of March 31, 2026 and December 31, 2025
Issued and outstanding: 6,303,433 as of March 31, 2026 and 6,306,433 as of December 31, 2025	1	1
Additional paid-in capital	160,035	160,035
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(156,064)	(155,924)
Total stockholders' equity	3,969	4,109
Total liabilities and stockholders' equity	$5,952	$5,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net sales	$949	$616
Cost of sales	728	422
Gross profit	221	194

Operating expenses:
Product development	76	50
Selling, general, and administrative	286	412
Total operating expenses	362	462
Loss from operations	(141)	(268)

Other expenses (income):
Interest income	(1)	—
Net loss	$(140)	$(268)

Net loss per common share - basic and diluted
Net loss	$(0.02)	$(0.05)

Weighted average shares of common stock outstanding:
Basic and diluted	6,248	5,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	876	$—	6,306	$1	$160,035	$(3)	$(155,924)	$4,109
Net change in shares related to stock-based compensation	—	—	(3)	—	—	—	—	—
Net loss for the three months ended March 31, 2026	—	—	—	—	—	—	(140)	(140)
Balance at March 31, 2026	876	$—	6,303	$1	$160,035	$(3)	$(156,064)	$3,969

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	876	$—	5,261	$1	$157,814	$(3)	$(154,897)	$2,915
Issuance of common stock	—	—	103	—	200	—	—	200
Stock-based compensation	—	—	—	—	(4)	—	—	(4)
Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	(268)	(268)
Balance at March 31, 2025	876	$—	5,364	$1	$158,010	$(3)	$(155,165)	$2,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(140)	$(268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Foreign exchange loss	6	—
Depreciation	8	9
Stock-based compensation	—	(4)
Provision for credit losses and sales return	(17)	(7)
Provision for slow-moving and obsolete inventories	73	14
Provision for warranties	(29)	(33)
Changes in operating assets and liabilities:
Accounts receivable	58	223
Inventories	(837)	16
Prepayments to vendors	(12)	(213)
Prepaid and other assets	(85)	16
Accounts payable	4	(63)
Accounts payable - related party	928	43
Accrued and other liabilities	112	(5)
Total adjustments	209	(4)
Net cash provided by (used in) operating activities	69	(272)
Cash flows from investing activities:
Acquisitions of property and equipment	—	(5)
Net cash used in investing activities	—	(5)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from financing activities:
Issuance of common stock	—	200
Net cash provided by financing activities	—	200

Effect of exchange rate changes on cash	(7)	—

Net increase (decrease) in cash	62	(77)
Cash beginning of period	1,064	565
Cash end of period	$1,126	$488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
We have prepared the accompanying financial data for the three months ended March 31, 2026 and 2025 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026. All intercompany accounts and transactions are eliminated upon consolidation. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Financial Statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of March 31, 2026 and December 31, 2025, including net losses of $0.1 million for the three months ended March 31, 2026 and $1.0 million for the twelve months ended December 31, 2025, and cash provided by operating activities of $0.1 million for the three months ended March 31, 2026 and cash used in operating activities of $1.4 million for the twelve months ended December 31, 2025, we determined that substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2026. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
In addition, on April 3, 2026, the Company entered into agreements related to a joint venture investment in Japan under which its total expected investment commitment for a 35% ownership interest is approximately $1.1 million. As of May 12, 2026, the Company has invested approximately $535 thousand toward this commitment, with the remaining balance of approximately $565 thousand expected to be funded during project development. This expected funding requirement may further heighten the Company’s near-term liquidity needs and reinforces the importance of obtaining additional capital and executing its operating plans.
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
•loans or other debt instruments may have terms or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or the Company’s Board of Directors; and
•the current environment in capital markets and volatile interest rates, combined with our capital constraints, may prevent us from being able to obtain adequate debt financing.
Considering both quantitative and qualitative information, we continue to pursue plans to ensure adequate external funding, timely re-organizational actions, management of our current financial position and liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, plans and initiatives in our research and development, product development and sales and marketing, and development of potential channel partnerships. However, because these plans depend on future events and circumstances that are not entirely within our control, they cannot be considered probable of effectively mitigating the substantial doubt about our ability to continue as a going concern.

Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of credit losses allowance for accounts receivable, sales returns, inventory obsolescence and warranty claims, the useful lives of property and equipment, valuation allowance for deferred tax assets, and stock-based compensation. In addition, estimates and assumptions associated with the

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
determination of the fair value of financial instruments and evaluation of long-lived assets for impairment require considerable judgment. Actual results could differ from those estimates, and such differences could be material.
Revenue
Net sales include revenues from sales of products and shipping and handling charges, and net estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. Distributors’ obligations to us are not contingent upon the resale of our products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year. We do not incur any other incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities and collected by us are accounted for on a net basis and are excluded from net sales.
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
The following table provides a disaggregation of product and service net sales for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Net sales:
Commercial products	$318	$203
MMM products	628	413
Setup service	3	—
Total net sales	$949	$616
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and credit losses to provide for the estimated amount of accounts receivable that will not be collected. The Company has determined that accounts receivable fall within the scope of the Current Expected Credit Losses (“CECL”) analysis in accordance with Accounting Standards Codification (“ASC”) Topic 326. The Company decided to use the historical loss rate method of valuing its reserve for trade receivables. The reserve for credit losses is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. The Company has elected the practical expedient in Accounting Standards Update (“ASU”) No. 2025‑05 to assume that current economic conditions as of the balance sheet date remain unchanged over the remaining life of current trade accounts receivable when developing reasonable and supportable forecasts of expected credit losses. If circumstances change, and the financial condition of our customers is adversely

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
affected and they are unable to meet their financial obligations, we may need to take additional allowances, which would result in an increase in our operating expenses. We do not generally require collateral from our customers.

Our standard payment terms with customers are net 30 days to 90 days from the date of shipment, and we do not generally offer extended payment terms to our customers, but exceptions are made in some cases for major customers or with particular orders. Accordingly, we do not adjust trade accounts receivable for the effects of financing, as we expect the period between the transfer of product to the customer and the receipt of payment from the customer to be in line with our standard payment terms.

Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods (in thousands):

	March 31, 2026	December 31, 2025	January 01, 2025
Gross Accounts Receivable	$504	$559	$819
Less: Allowance for Credit Losses	(17)	(33)	(15)
Net Accounts Receivable	$487	$526	$804
Activity related to our allowance for credit losses for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

Allowance for credit losses as of December 31, 2025	$(33)
Reduction of reserve for credit losses as of March 31, 2026	16
Allowance for credit losses as of March 31, 2026	$(17)

Allowance for credit losses as of December 31, 2024	$(15)
Reduction of reserve for credit losses as of March 31, 2025	2
Allowance for credit losses as of March 31, 2025	$(13)
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended March 31, 2026 and 2025, approximately 100% of sales was attributable to customers in the United States, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.
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
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share amounts):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(140)	$(268)

Denominator:
Basic and diluted weighted average common shares outstanding	6,248	5,266
As a result of the net loss we incurred for the three months ended March 31, 2026 and 2025, convertible preferred stock representing approximately 25 thousand shares of common stock were excluded from the basic and diluted loss per share calculation because their inclusion would have been anti-dilutive.
Product warranties
We warrant our products and controls for periods generally ranging from one to ten years, depending on product type and customer application. One product was sold in 2020 with a twenty-year warranty. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products or rework services provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement costs, or the warranty period expires.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Balance at beginning of period	$91	$118
Warranty accruals for current period sales	—	1
Adjustments to existing warranty reserves	(29)	(34)
Accrued warranty reserve at end of period	$62	$85
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
The Company recorded foreign currency transaction losses of approximately $8 thousand and $0 thousand for the three months ended March 31, 2026 and 2025, respectively, which are included as a component of selling, general and administrative expenses within the accompanying consolidated statements of operations.

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
Total net sales were concentrated among a few customers for the three months ended March 31, 2026 and 2025 as follows:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

	Three months ended March 31,
	2026	2025
Customer A	16.3%	19.0%
Customer B	16.9%	27.2%
Customer C	15.8%	24.1%
Customer D	14.1%	—%
As of March 31, 2026 and December 31, 2025, our trade accounts receivables were concentrated among a few customers as follows:

	As of March 31, 2026	As of December 31, 2025
Customer A	20.9%	—%
Customer B	—%	15.9%
Customer C	23.9%	—%
Customer D	—%	12.0%
Customer E (located in Taiwan)	—%	21.7%
Customer F	—%	19.5%
Customer G	14.4%	—%
We require substantial amounts of purchased materials from selected vendors. We may purchase some specific materials from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates, tariff and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $15 thousand and $3 thousand on March 31, 2026 and December 31, 2025, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable.
Total expenditures were concentrated among a few suppliers for the three months ended March 31, 2026 and 2025 as follows:

	Three months ended March 31,
	2026	2025
Suppliers A	—%	20.6%
Supplier C, related parties*	55.6%	—%
Suppliers D and E, related parties*	21.7%	18.1%
* See Note 11 “Related Party Transactions”
As of March 31, 2026 and December 31, 2025, our trade accounts payable were concentrated among a few suppliers as follows:

	As of March 31, 2026	As of December 31, 2025
Supplier B	—%	10.8%
Supplier C, related parties*	80.2%	—%
Suppliers D and E, related parties*	8.8%	70.9%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
* See Note 11 “Related Party Transactions”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Recently issued accounting standards
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The standard requires public business entities to disclose additional disaggregated information about certain income statement expense captions, including the nature of expenses such as employee compensation, depreciation, and other significant expense categories. The amendments are effective for fiscal years beginning after December 15, 2026, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
Recently adopted accounting standards
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient for estimating expected credit losses for certain current accounts receivable and contract assets arising from revenue transactions. The Company adopted this standard as of January 1, 2026, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Other accounting standards that have been issued by FASB that do not require adoption until a future date, other than ASU 2024-03, are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent standards that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$1,245	$930
Finished goods	3,113	2,591
Reserves for excess, obsolete, and slow-moving inventories	(664)	(591)
Inventories, net	$3,694	$2,930
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended March 31,
	2026	2025
Beginning balance	$(591)	$(347)
Accrual	(90)	(61)
Reduction due to inventory sold	17	47
Reserves for excess, obsolete, and slow-moving inventories	$(664)	$(361)

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment (useful life 3 to 15 years)	$496	$496
Tooling (useful life 2 to 5 years)	210	210
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	124	124
Property and equipment at cost	871	871
Less: accumulated depreciation	(782)	(774)
Property and equipment, net	$89	$97
Depreciation expense was $8 thousand and $9 thousand for the three months ended March 31, 2026 and 2025, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. On October 3, 2025, the Company amended the lease to reduce the rentable area, from 29,692 square feet to 25,392 square feet, and rent expenses were decreased in proportion to the reduction in rentable square feet. The Company recorded a reduction to the right of use asset and lease liability of approximately $40 thousand using an incremental borrowing rate of approximately 13.64% and the Company recognized a gain on the lease modification of $2 thousand. The weighted average remaining lease term for operating leases is 1.25 years.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost
Lease cost	$38	$48
Operating lease cost, net	$38	$48
Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$175	$207
Operating lease liabilities	$185	$217
The maturities of lease liabilities under operating leases by years on March 31, 2026 are as follows (in thousands):

Operating Leases
April 2026 through March 2027	160
April 2027 through June 2027	40
Total future undiscounted lease payments	200
Less imputed interest	(15)
Total lease obligations	$185
Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Supplemental Cash Flow Information:
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$45

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
NOTE 6. ADVANCE FOR INVESTMENT IN JOINT VENTURE
Other noncurrent assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Advance for investment in joint venture	$155	$156
In November 2025, the Company advanced $156 thousand in connection with a proposed joint venture arrangement with Japan’s Meihodo Co., Ltd. and Euka Power Japan Co., Ltd., which are not related parties. The amount represents a refundable investment commitment (refundable if the transaction is not completed, subject to the terms of the arrangement) and is recorded at cost as an advance for investment. Due to foreign currency translation, the carrying amount was presented as $155 thousand as of March 31, 2026. As of March 31, 2026, the Company has not obtained ownership interests, voting rights, or the ability to participate in the management or governance of the investee. Accordingly, the advance continues to be recorded as an advance for investment in a joint venture.
The joint venture is intended to support the Company’s Energy Storage Systems (“ESS”) initiatives in the Japan power market. The Company will assess its ownership interest and the appropriate accounting model, including whether the investment will be accounted for under the equity method, upon completion of the transaction.
Subsequent to March 31, 2026, the Company entered into agreements related to the joint venture and made an additional investment payment of $380 thousand. The transaction remains subject to closing conditions, and ownership transfer has not yet been completed.

NOTE 7. INCOME TAXES

As a result of the operating loss incurred during each of the three months ended March 31, 2026 and 2025, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. Federal income tax.
As of March 31, 2026 and December 31, 2025, we had a full valuation allowance recorded against our deferred tax assets.
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.
As of December 31, 2025, we had a net operating loss carry-forward of approximately $141.2 million for federal income tax purposes ($28.3 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $86.8 million of the $141.2 million is available to offset future taxable income after the application of the limitations found under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $1.1 million and $3.4 million in federal net operating losses generated in 2025 and 2024, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $7.3 million will begin to expire in 2026 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 11, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2025 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
NOTE 8. STOCKHOLDERS’ EQUITY
Private Placements
The Company entered into securities purchase agreements with certain investors and issued 0 and 1,002,692 shares of common stock during the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.
November 2025 Private Placement
On November 26, 2025, the Company entered into a securities purchase agreement with each of its Chief Executive Officer and Principal Financial Officer, Mr. Chiao Chieh (Jay) Huang, and MAN-BO HOTEL CO. LTD, an affiliate entity, which is owned by the spouse of Kin-Fu Chen, the Chairman of the Company’s Board of Directors, respectively, pursuant to which the Company agreed to issue and sell in a private placement 262,009 shares of the Company’s common stock, par value $0.0001 per share to each, and in aggregate, 524,018 shares of Common Stock for a purchase price per share of $2.29 (the “November 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.

Aggregate gross proceeds to the Company in respect of the March 2025 Private Placement were approximately $200 thousand. The March 2025 Private Placement was priced higher than the closing price $1.92 of the Common Stock on the Nasdaq on the day of signing of the purchase agreement. The issuance and sale of the shares pursuant to the purchase agreement are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made pursuant to certain exemptions from registration, including Section 4(a)(2) of the Securities Act, in reliance on the representations and covenants of the purchaser under the purchase agreement. The March 2025 Private Placement closed on March 31, 2025.
Preferred Stock
The Series A Preferred Stock was created by the filing of a Certificate of Designation with the Secretary of State of the State of Delaware on March 29, 2019, which designated 2,000,000 shares of the Company’s preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Original Series A Certificate of Designation”). On January 15, 2020, with prior stockholder approval, the Company amended the Certificate of Incorporation to increase the number of authorized shares of preferred stock to 5,000,000. The Original Series A Certificate of Designation was also amended on January 15, 2020, to increase the number of shares of preferred stock designated as Series A Preferred Stock to 3,300,000 (the Original Series A Certificate of Designation, as so amended, the “Series A Certificate of Designation”).
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
As of March 31, 2026 and December 31, 2025, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
For the three months ended March 31, 2026 and the year ended December 31, 2025, no warrants were exercised.

As of March 31, 2026 and December 31, 2025, we had the following outstanding warrants:

	As of March 31, 2026	As of December 31, 2025
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
	567,245	567,245

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Selling, general, and administrative	—	(4)
Total stock-based compensation	$—	$(4)
Total unearned stock-based compensation was $1 thousand and $2 thousand as of March 31, 2026 and 2025, respectively. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation as of March 31, 2026 is expected to be recognized is approximately 1.1 years.

Stock options
For the three months ended March 31, 2026 and 2025, the Company did not grant any stock options.
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all outstanding stock incentive plans for the three months ended March 31, 2026 was presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2025	1,976	$9.91
Granted	—	—
Canceled/forfeited	—	—
Expired	—	—
Balance as of March 31, 2026	1,976	$9.91	3.0

Vested and expected to vest as of March 31, 2026	1,976	$9.91	3.0

Exercisable as of March 31, 2026	1,625	$11.55	3.0
Restricted stock units
We are able to issue restricted stock units to certain employees and non-employee Directors under the 2020 Stock Incentive Plan (the “2020 Plan”) with vesting periods ranging from one to four years. As of March 31, 2026, the outstanding restricted stock is zero.
Fully Vested Shares
In December 2025, the Board approved and issued 43,000 fully vested shares as bonus compensation to certain employees and the Company recognized $121 thousand as stock-based compensation. For the three months ended March 31, 2026, 10,000 shares previously issued to an employee were forfeited and returned to the Company, and 7,000 fully vested shares were issued to certain employees, resulting in a net decrease of 3,000 common shares outstanding.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of March 31, 2026, we had approximately $0.5 million in outstanding purchase commitments for inventory, all of which is expected to ship in the second quarter of 2026. We have 54% of the outstanding purchase commitments with related parties.
NOTE 10. SEGMENT INFORMATION
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is CODM. CODM reviews financial information presented at a consolidated level on a recurring basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s operations are organized into one operating and one reportable segment, which includes both Commercial and MMM product lines that, although discussed separately and may exhibit counter-cyclical trends, are managed and reported together.
CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the Consolidated Statement of Operations, which is the segment measure of profit and loss that is based on U.S. GAAP, is the required segment measure.
CODM reviews these measures (i) to evaluate the Company’s operating results and the effectiveness of business strategies, and (ii) internally as benchmarks to compare the Company’s performance to its competitors. Additionally, the Company believes these measures are important to evaluate the performance and profitability of our products, individually and in the aggregate.
CODM does not review segment assets and segment expenses at a level different than what is reported in the Company's Consolidated Balance Sheet and Consolidated Statement of Operations. Additionally, CODM regularly receives information about the Company's capital expenditures which are reported in the Company's Consolidated Statement of Cash Flows as purchase of property and equipment under investing activities.
NOTE 11. RELATED PARTY TRANSACTIONS
Purchase Transactions
The Company has purchase agreements for Uninterruptible Power Supply (“UPS”) products with Winner Technology International Limited, a related party due to its relationship with the Company’s Chief Executive Officer, Mr. Chiao-Chieh (Jay) Huang. In addition, the Company has a purchase agreement for TLED products and spare parts and fixed assets with Sander Electronics, Inc (located in the US), an affiliate of a shareholder and Sander Electronics Co. Ltd (located in Taiwan), a shareholder of the Company.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Purchase Activities
	Three months ended March 31,
Name of related party	2026	% of purchases	2025	% of purchases
Winner Technology International Limited	$1,183	55.6%	$—	—%
Sander Electronics, Inc.	—	—%	119	11.6%
Sander Electronics Co Ltd	461	21.7%	67	6.5%
	$1,644	77.3%	$186	18.1%

Accounts Payable
Name of related party	As of March 31, 2026	% of accounts payable	As of December 31, 2025	% of accounts payable
Winner Technology International Limited	$1,183	80.2%	$—	—%
Sander Electronics Co Ltd	131	8.8%	386	70.9%
	$1,314	89.0%	$386	70.9%
Related Party Risk Concentration
The Company’s business operations involve significant related party relationships that create concentration risks. As of March 31, 2026, related parties represented 89% of total accounts payable and 54% of outstanding purchase commitments. This concentration in related party suppliers, while providing certain operational benefits, creates risks regarding pricing, payment terms, supply continuity, and potential conflicts of interest. The Company has limited readily available alternative suppliers to replace the current production capacity provided by related parties. These transactions are subject to review and approval by the Company’s independent directors.

Private Placements
Please refer to Note 8 for further details on Private Placements during the three months ended March 31, 2026 and the year ended December 31, 2025.
NOTE 12. SUBSEQUENT EVENTS
The Company has evaluated subsequent events occurring after March 31, 2026 through the date these consolidated financial statements were available to be issued.
On April 3, 2026, the Company entered into agreements related to a joint venture investment with Japan’s Meihodo Co., Ltd. and Euka Power Japan Co., Ltd. for the development of an energy storage power plant located in Asakura, Fukuoka, Japan. Under the terms of the arrangement, the Company's total expected investment commitment for its 35% interest is approximately $1.1 million (Japanese Yen (“JPY”) 175.0 million). As of May 12, 2026, $535 thousand toward this commitment has been funded, with the remaining balance of approximately $565 thousand expected to be funded during project development.
The transaction remains subject to closing conditions, and ownership transfer has not yet been completed. See Note 6, “Advance for investment in joint venture.” The project has received a grid application response from Kyushu Electric Power and is currently expected to reach commercial operation in the second half of 2026.
On April 27, 2026, the Company’s Taiwan branch entered into a borrowing arrangement with First Commercial Bank and received loan proceeds of $0.9 million (New Taiwan dollars (“NTD”) 29.0 million). The borrowing bears interest at 3.015% per annum and matures on October 27, 2026.
No other subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”).
Overview
Energy Focus, Inc. specializes in the design, development, manufacturing, marketing and selling of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). In addition to our lighting portfolio, we also offer uninterruptible power supply (“UPS”) systems and other power management solutions, which have contributed meaningfully to our revenue in recent quarters and are expected to be a strategic area of continued growth.
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
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, as well as our robust MMM product offering. The Company has enhanced the performance of our RedCap® product by providing a more user-friendly experience. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth.
It is our belief that our strategic initiatives undertaken in 2025 and 2026, including expansion into energy storage solutions, development of advanced Uninterruptible Power Supply (“UPS”) systems for AI data center applications, and targeted growth in the Taiwan and Japan markets, along with continued product innovation, expanded distribution capabilities, and operational efficiency, will over time result in improved sales and bottom-line performance for the Company.
We have taken steps to strengthen our financial structure through capital increases and cost reduction measures, which we believe have improved our financial position and provided a stronger foundation for our growth initiatives. Our business expansion plans, including investments in energy storage solutions, development of advanced UPS systems for AI data center applications, and expansion into the Taiwan and Japan markets, are supported by financial strategies that we expect will provide funding for our planned growth initiatives, although there can be no assurance that such funding will be adequate. At the same time, our MMM business continues to be affected by delays in government funding, the timing of U.S. Navy awards, and long sales cycles typical of this sector, with the timeline from bid submission to order placement often exceeding six months, and many products being built-to-order, resulting in extended lead times before revenue recognition. To mitigate these factors, we continue to pursue opportunities with the U.S. Navy and other government sectors, while our cost optimization efforts have enhanced our competitiveness and may support our ability to secure new contracts and expand our sales pipeline in 2026 and beyond.

We are actively expanding our commercial product offerings, including our newly introduced UPS systems for data centers. We also continue to advance the expansion of product lines such as ESS and GaN based power supplies, while leveraging stability and opportunities within our MMM business. In 2025, we conducted a comprehensive review of our commercial pricing strategy and reassessed key partnerships within the energy-related market. These strategic adjustments have improved our market position, offering a more competitive pricing structure and a stronger value proposition for our customers. We believe that these initiatives, if successfully implemented, and if our financial position continues to improve, may contribute to growth across both our MMM and commercial business sectors, although there can be no assurance that such growth will occur.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. Strategic investments by Sander Electronics, Inc. (“Sander”), a shareholder of the Company, have contributed meaningful external capital and created synergistic opportunities to enhance and diversify our supply chain and product offerings, including through relationships with related parties such as Winner Technology International Limited.
The Company continues to incur losses and has a substantial accumulated deficit, which raises substantial doubt about its ability to continue as a going concern as of March 31, 2026. Management continues to evaluate and implement strategies to improve liquidity and financial performance.
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
Supply-oriented Approach
EFOI is committed to adopting three main sustainable economy strategies: “Green Supply Chain,” “Green Product,” and “Green Manufacturing”, aiming to promote sustainability throughout the entire value chain. The Company is working closely with its supply chain partners to optimize recycling mechanisms and strengthen packaging design, integrating sustainable economy principles into the core of supply chain management.
Guided by the vision of “transcending traditional corporate social responsibility and creating shared value,” EFOI’s team is focusing on stakeholders, aiming to achieve a “dual profit engine” effect by combining financial performance and Environmental, Social, and Governance (“ESG”) practices. This strategy not only aligns with the Company’s responsibility and sustainability goals but is also expected to enhance overall performance and market competitiveness. EFOI's operational team's new strategy focuses on integrating environmental and economic benefits, aiming to create a win-win situation that benefits the company, society, and the environment.
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
Financial-oriented Approach
The Company applies strategic financial management in the following perspective.
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
Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	76.7	68.5
Gross profit	23.3	31.5

Operating expenses:
Product development	8.0	8.1
Selling, general, and administrative	30.1	66.9
Total operating expenses	38.1	75.0
Loss from operations	(14.8)	(43.5)

Other expenses (income):
Interest income	(0.1)	—
Net loss	(14.7)%	(43.5)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2026	2025
Commercial products	$318	$203
MMM products	628	413
Setup service	3	—
Total net sales	$949	$616
Net sales of $0.9 million for the first quarter of 2026 increased $0.3 million, or 54%, compared to first quarter of 2025 net sales of $0.6 million, driven by a $0.2 million increase in MMM sales and a $0.1 million increase in commercial sales. The increase in net MMM products sales in the first quarter of 2026 was driven by improved demand compared to the prior year period, which was impacted by reduced military procurement activity associated with the U.S. election cycle. The increase in commercial sales was primarily attributable to improved sales volume, partially offset by inflationary pressures and market-adjusted pricing.
Gross Profit
Gross profit was $0.2 million, representing 23% of net sales, for the first quarter of 2026. This compares with gross profit of $0.2 million, or 32% of net sales, for the first quarter of 2025. The period-over-period change in gross profit was driven mainly by an increase in inventory reserves and lower variable margins, such as tariff impacts.
Operating expenses
Product development
Product development expenses include salaries and related benefits, testing and related costs, travel expenses, cost of supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.1 million for the first quarter of 2026, representing an increase of $26 thousand, or 52% compared to the first quarter of 2025. The increase primarily resulted from higher product testing expenses.
Selling, general and administrative
Selling, general and administrative expenses were $0.3 million for the first quarter of 2026, down 31% from $0.4 million in the first quarter of 2025. The decrease is primarily due to a reduction in insurance fees of $0.1 million.
Interest income
Interest income was $1 thousand for the first quarter of 2026, compared to $0 thousand for the first quarter of 2025. The increase was primarily attributable to interest earned in bank deposits.

Provision for income taxes
Due to the operating losses incurred during the three months ended March 31, 2026 and 2025, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
Net loss for the three months ended March 31, 2026 was $0.1 million, a decrease of $0.2 million, or 48% compared to net loss of $0.3 million for the three months ended March 31, 2025. The decrease is mainly due to lower operating expenses in the first quarter of 2026.

Financial condition
As of March 31, 2026, we had $1.1 million in cash and no outstanding debt. We have historically incurred substantial losses, and, as of March 31, 2026, we had an accumulated deficit of $156.1 million. Additionally, our sales have been concentrated among a few major customers and, for the three months ended March 31, 2026, four customers accounted for approximately 63% of net sales.
In 2026 and 2025, we remained committed to building upon the initiatives to stabilize and regrow our business. These efforts include the following key developments that occurred during 2026 and 2025:
•We have reinvested in our MMM sales channel and are pursuing existing and new sales opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings.
•We have re-evaluated operating expenses and reduced our workforce significantly throughout 2025 and into 2026 to manage fixed costs.
•We continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives.
We continue to closely monitor our cost control efforts to streamline our operations by closely managing all spending throughout the Company, while carefully investing in new products and strategies that sought to reenergize sales.
We will seek to remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime seek to expand sales channels and enter new markets that we believe will provide additional growth opportunities, including expansion into the Japan market through our joint venture investment initiatives. We plan to achieve profitability through developing and launching new, innovative products, UPS systems, our Redcap® emergency battery backup TLEDs, evaluating new growth opportunities such as GaN-based power supply circuitry and other energy solution products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, decision-making, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
Liquidity and capital resources
Cash
As of March 31, 2026, our cash balance was $1.1 million, compared to $1.1 million as of December 31, 2025. On April 3, 2026, we entered into agreements related to a joint venture investment in Japan under which our total expected investment commitment for a 35% ownership interest is approximately $1.1 million. As of May 12, 2026, we had invested approximately $535 thousand toward this commitment, with the remaining balance of approximately $565 thousand expected to be funded during project development. This commitment may place additional pressure on our liquidity and may increase our dependence on additional financing, capital raising activities, or other funding alternatives to support operations and strategic initiatives.
•As of March 31, 2026, we held total cash of $1.1 million, of which approximately $0.3 million was maintained in a bank account in Taiwan, with the remaining $0.8 million in bank accounts in the United States. These funds support the operations of our wholly owned Taiwanese branch and are denominated in NTD.
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

•Management continues to monitor its cash position, operating cash flows, and funding needs in both domestic and foreign jurisdictions.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Three months ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$69	$(272)

Net cash used in investing activities	$—	$(5)

Net cash provided by financing activities	$—	$200
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2026. The net loss for the period was $0.1 million, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the three months ended March 31, 2026, major changes included $0.1 million in cash generated from collections of accounts receivable and a $0.9 million change in related party accounts payable due to timing of inventory receipts and payments, which was partially offset by $0.8 million change in inventory.
Net cash used in operating activities was $0.3 million for the three months ended March 31, 2025. The net loss for the three months ended March 31, 2025 was $0.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the three months ended March 31, 2025, changes included cash generated of $0.2 million from collection of accounts receivable, which was partially offset by $0.2 million changes in prepayment for vendors, and $0.1 million change in accounts payable due to timing inventory receipts and payments.
Net cash used in investing activities
For the three months ended March 31, 2026, the Company did not have any activities in connection with investing activities.
Net cash used in investing activities was $5 thousand for the three months ended March 31, 2025, primarily from the acquisition of property and equipment.
Net cash provided by financing activities
For the three months ended March 31, 2026, the Company did not have any activities in connection with financing activities.
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2025, primarily reflecting net proceeds from the issuance of common stock.
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
As of March 31, 2026, we had a net NTD exposure of approximately $318 thousand, consisting of NTD cash of $320 thousand, partially offset by NTD accounts payable of $2 thousand. In addition, we held approximately $155 thousand in JPY denominated advances for investment in a joint venture related to our Japan ESS initiative.
For the three months ended March 31, 2026, we recognized net foreign currency transaction losses of approximately $8 thousand. We do not currently employ financial instruments to hedge our foreign currency exposure. We continue to monitor our exposure to NTD and JPY and may consider hedging strategies in the future if our foreign currency risk increases materially.
Critical accounting policies
There have been no material changes to our critical accounting policies as compared to those included in our 2025 Annual Report.
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2026, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer and Principal Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
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
*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	May 12, 2026	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer)