Form 10-Q
period 2026-06-30
ENERGY FOCUS, INC/DE
filed 2026-08-11
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 11, 2026 was 6,369,222.

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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$1,096	$1,064
Trade accounts receivable, less allowances of $184 and $33, respectively	2,563	526
Inventories, net	2,771	2,930
Prepayments to vendors	693	3
Prepaid and other current assets	274	126
Total current assets	7,397	4,649

Property and equipment, net	81	97
Operating lease, right-of-use asset	143	207
Advance for investment in joint venture	522	156
Total assets	$8,143	$5,109

LIABILITIES
Current liabilities:
Accounts payable	$181	$158
Accounts payable - related party	3,200	386
Accrued liabilities	158	56
Accrued legal and professional fees	72	44
Accrued payroll and related benefits	64	47
Accrued sales commissions	1	1
Accrued warranty reserve	63	91
Operating lease liabilities	151	139
Short-term borrowings	911	—
Total current liabilities	4,801	922

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)

Operating lease liabilities, net of current portion	—	78
Total liabilities	4,801	1,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) as of June 30, 2026 and December 31, 2025
Issued and outstanding: 876,447 as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares as of June 30, 2026 and December 31, 2025
Issued and outstanding: 6,369,222 as of June 30, 2026 and 6,306,433 as of December 31, 2025	1	1
Additional paid-in capital	160,285	160,035
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(156,941)	(155,924)
Total stockholders' equity	3,342	4,109
Total liabilities and stockholders' equity	$8,143	$5,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$3,749	$1,143	$4,698	$1,759
Cost of sales	4,004	996	4,732	1,418
Gross profit (loss)	(255)	147	(34)	341

Operating expenses:
Product development	84	74	160	124
Selling, general, and administrative	529	297	815	709
Total operating expenses	613	371	975	833
Loss from operations	(868)	(224)	(1,009)	(492)

Other expenses (income):
Interest expense	5	—	5	—
Interest income	(3)	(1)	(4)	(1)
Other expenses	—	8	—	8
Loss from operations before income taxes	(870)	(231)	(1,010)	(499)
Provision for income taxes	7	—	7	—
Net loss	$(877)	$(231)	$(1,017)	$(499)
Comprehensive loss	$(877)	$(231)	$(1,017)	$(499)

Net loss per common share - basic and diluted
Net loss	$(0.14)	$(0.04)	$(0.16)	$(0.09)

Weighted average shares of common stock outstanding:
Basic and diluted	6,327	5,379	6,317	5,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	876	$—	6,306	$1	$160,035	$(3)	$(155,924)	$4,109
Net change in shares related to stock-based compensation	—	—	(3)	—	—	—	—	—
Net loss for the three months ended March 31, 2026	—	—	—	—	—	—	(140)	(140)
Balance at March 31, 2026	876	$—	6,303	$1	$160,035	$(3)	$(156,064)	$3,969
Issuance of common stock	—	—	66	—	250	—	—	250
Net loss for the three months ended June 30, 2026	—	—	—	—	—	—	(877)	(877)
Balance at June 30, 2026	876	$—	6,369	$1	$160,285	$(3)	$(156,941)	$3,342

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	876	$—	5,261	$1	$157,814	$(3)	$(154,897)	$2,915
Issuance of common stock	—	—	103	—	200	—	—	200
Stock-based compensation	—	—	—	—	(4)	—	—	(4)
Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	(268)	(268)
Balance at March 31, 2025	876	$—	5,364	$1	$158,010	$(3)	$(155,165)	$2,843
Issuance of common stock	—	—	111	—	200	—	—	200
Net loss for the three months ended June 30, 2025	—	—	—	—	—	—	(231)	(231)
Balance at June 30, 2025	876	$—	5,475	$1	$158,210	$(3)	$(155,396)	$2,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash flows from operating activities:
Net loss	$(877)	$(231)	$(1,017)	$(499)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	5	(45)	11	(45)
Loss on settlement of vendor obligations	—	8	—	8
Depreciation	8	10	16	19
Stock-based compensation	—	—	—	(4)
Provision for credit losses and sales returns	169	71	152	64
Provision for slow-moving and obsolete inventories	424	44	497	58
Provision for warranties	1	3	(28)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(2,250)	(414)	(2,192)	(191)
Inventories	499	85	(338)	101
Prepayments to vendors	(678)	197	(690)	(16)
Prepaid and other assets	(63)	2	(148)	18
Accounts payable	19	—	23	(63)
Accounts payable - related party	1,891	31	2,819	74
Accrued and other liabilities	35	26	147	21
Right of use assets and lease liabilities	(2)	(2)	(2)	(2)
Total adjustments	58	16	267	12
Net cash used in operating activities	(819)	(215)	(750)	(487)
Cash flows from investing activities:
Acquisitions of property and equipment	—	—	—	(5)
Advance for investment in potential joint venture	(380)	—	(380)	—
Net cash used in investing activities	(380)	—	(380)	(5)
(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash flows from financing activities:
Issuance of common stock	250	200	250	400
Proceeds from short-term borrowings	922	—	922	—
Net cash provided by financing activities	1,172	200	1,172	400

Effect of exchange rate changes on cash	(3)	26	(10)	26

Net increase (decrease) in cash	(30)	11	32	(66)
Cash, beginning of period	1,126	488	1,064	565
Cash, end of period	$1,096	$499	$1,096	$499

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	—	34	—	39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
We have prepared the accompanying financial data for the three and six months ended June 30, 2026 and 2025 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim results for the period ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026. All intercompany accounts and transactions are eliminated upon consolidation. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Financial Statements as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of June 30, 2026 and December 31, 2025, including net losses of $1.0 million for the six months ended June 30, 2026 and $1.0 million for the year ended December 31, 2025, and cash used in operating activities of $0.8 million for the six months ended June 30, 2026 and $1.4 million for the year ended December 31, 2025, we determined that substantial doubt about our ability to continue as a going concern continues to exist as of June 30, 2026. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
The Company entered into agreements relating to a yet to be formed joint venture investment in Japan, pursuant to which the Company expects to invest approximately $1.1 million in exchange for a 35% ownership interest (see Note 6). As of June 30, 2026, the carrying amount of the Company’s advance related to the joint venture investment was approximately $522 thousand. The remaining funding commitment of approximately $565 thousand is expected to be funded during project development. This additional funding requirement may further heighten the Company’s near-term liquidity needs and underscores the importance of obtaining additional capital and executing its operating plans.
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
Considering both quantitative and qualitative information, we continue to pursue plans to ensure adequate external funding, timely re-organizational actions, management of current financial position and liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, plans and initiatives in our research and development, product development and sales and marketing, and development of potential channel partnerships. However, because these plans depend on future events and circumstances that are not entirely within our control, they cannot be considered probable of effectively mitigating the substantial doubt about our ability to continue as a going concern.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Revenue
Net sales include revenues from sales of products and shipping and handling charges, and net of estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. Distributors’ obligations to us are not contingent upon the resale of our products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year. We do not incur any other incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities and collected by us are accounted for on a net basis and are excluded from net sales.
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
The following table provides a disaggregation of product and service net sales for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales:
Commercial products	$2,254	$773	$2,572	$976
MMM products	1,491	348	2,119	761
Setup service	4	22	7	22
Total net sales	$3,749	$1,143	$4,698	$1,759
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
Our standard payment terms with customers are net 30 days to 120 days from the date of shipment, and we do not generally offer extended payment terms to our customers, but exceptions are made in some cases for major customers or with particular orders. Accordingly, we do not adjust trade accounts receivable for the effects of financing, as we expect the period between the transfer of product to the customer and the receipt of payment from the customer to be in line with our standard payment terms.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods (in thousands):

	June 30, 2026	December 31, 2025	January 1, 2025
Gross Accounts Receivable	$2,747	$559	$819
Less: Allowance for Credit Losses	$(184)	$(33)	$(15)
Net Accounts Receivable	$2,563	$526	$804
Activity related to our allowance for credit losses for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

Allowance for credit losses as of December 31, 2025	$(33)
Reduction of reserve for credit losses for the three months ended March 31, 2026	16
Allowance for credit losses as of March 31, 2026	(17)
Increase in reserve for credit losses for the three months ended June 30, 2026	(167)
Allowance for credit losses as of June 30, 2026	$(184)

Allowance for credit losses as of December 31, 2024	$(15)
Reduction of reserve for credit losses for the three months ended March 31, 2025	2
Allowance for credit losses as of March 31, 2025	(13)
Increase in reserve for credit losses for the three months ended June 30, 2025	(71)
Allowance for credit losses as of June 30, 2025	$(84)
Geographic information
All of our long-lived fixed assets are located in the United States. The geographic location of our net sales is based on the destination to which our products are shipped. The following table presents net sales by country for the periods presented:

	Three months ended June 30,		Six months ended June 30,
Net sales by country:	2026	2025	2026	2025
United States	$1,268	$579	$2,217	$1,195
Australia	2,481	—	2,481	—
Taiwan	—	548	—	548
Other	—	16	—	16
Total net sales	$3,749	$1,143	$4,698	$1,759
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(877)	$(231)	$(1,017)	$(499)

Denominator:
Basic and diluted weighted average of common shares outstanding	6,327	5,379	6,317	5,323
As a result of the net loss we incurred for the three and six months ended June 30, 2026 and 2025, convertible preferred stock representing approximately 25 thousand shares of common stock were excluded from the basic loss and diluted loss per share calculation because their inclusion would have been anti-dilutive.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$62	$85	$91	$118
Warranty accruals for current period sales	1	3	1	4
Adjustments to existing warranty reserves	—	—	(29)	(34)
Accrued warranty reserve at end of period	$63	$88	$63	$88
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
The Company recognized foreign currency transaction losses of $7 thousand and gains of $45 thousand for the three months ended June 30, 2026 and 2025, respectively, and losses of $15 thousand and gains of $45 thousand for the six months ended June 30, 2026 and 2025, respectively, which are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Total net sales were concentrated among a few customers for the three and six months ended June 30, 2026 and 2025 as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer A	11.0%	12.8%	12.2%	17.8%
Customer B	—%	—%	—%	12.0%
Customer C	—%	10.7%	—%	13.1%
Customer D (located in Taiwan)	—%	50.3%	—%	32.7%
Customer E (located in Australia)	66.2%	—%	52.8%	—%
As of June 30, 2026 and December 31, 2025, our trade accounts receivables were concentrated among a few customers as follows:

	As of June 30, 2026	As of December 31, 2025
Customer A	14.1%	15.9%
Customer D (located in Taiwan)	—%	21.7%
Customer E (located in Australia)	63.4%	—%
Customer F	—%	12.0%
Customer G	—%	19.5%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
We require substantial amounts of purchased materials from selected vendors. We may purchase some specific materials from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates, tariff and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $693 thousand and $3 thousand as of June 30, 2026 and December 31, 2025, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable.
Total expenditures were concentrated among a few suppliers for the three and six months ended June 30, 2026 and 2025 as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Supplier A	—%	—%	—%	10.6%
Supplier B	—%	30.7%	—%	14.8%
Supplier C, related party*	77.0%	—%	68.4%	—%
Suppliers D and E, related parties*	6.6%	15.2%	12.6%	16.7%
* See Note 12 “Related Party Transactions”
As of June 30, 2026 and December 31, 2025, our trade accounts payable were concentrated among a few suppliers as follows:

	As of June 30, 2026	As of December 31, 2025
Supplier C, related party*	85.2%	—%
Supplier E, related party*	9.4%	70.9%
Supplier F	—%	10.8%
* See Note 12 “Related Party Transactions”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Recent Accounting Pronouncements Not Yet Adopted
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
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$734	$930
Finished goods	3,125	2,591
Reserves for excess, obsolete, and slow-moving inventories	(1,088)	(591)
Inventories, net	$2,771	$2,930
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$(664)	$(361)	$(591)	$(347)
Accrual	(640)	(78)	(730)	(139)
Reduction due to inventory sold	216	34	233	81
Reserves for excess, obsolete, and slow-moving inventories	$(1,088)	$(405)	$(1,088)	$(405)

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment (useful life 3 to 15 years)	$496	$496
Tooling (useful life 2 to 5 years)	210	210
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	124	124
Property and equipment at cost	871	871
Less: accumulated depreciation	(790)	(774)
Property and equipment, net	$81	$97
Depreciation expense was $8 thousand and $10 thousand for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $16 thousand and $19 thousand for the six months ended June 30, 2026 and 2025, respectively.
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. On October 3, 2025, the Company amended the lease to reduce the rentable area, from 29,692 square feet to 25,392 square feet, and rent expenses were decreased in proportion to the reduction in rentable square feet. The Company recorded a reduction to the right of use asset and lease liability of approximately $40 thousand using an incremental borrowing rate of approximately 13.64% and the Company recognized a gain on the lease modification of $2 thousand. The weighted average remaining lease term for operating leases is 1.0 year.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost
Lease cost	$38	$44	$76	$92
Operating lease cost, net	$38	$44	$76	$92
Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$143	$207
Operating lease liabilities	151	217

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The maturities of lease liabilities under operating leases by years on June 30, 2026 are as follows (in thousands):

Operating Leases
July 2026 to June 2027	$160
Total future undiscounted lease payments	160
Less imputed interest	(9)
Total lease obligations	$151
Supplemental cash flow information related to leases for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Supplemental Cash Flow Information:
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$45	$76	$90
NOTE 6. ADVANCE FOR INVESTMENT IN JOINT VENTURE
The Company's advance had a carrying amount of approximately $522 thousand as of June 30, 2026 in connection with a proposed joint venture arrangement with Japan’s Meihodo Co., Ltd. and Euka Power Japan Co., Ltd., neither of which is a related party (see Note 9, "May 2026 Private Placement," for additional information).
The amount represents a refundable investment commitment (refundable if the transaction is not completed, subject to the terms of the arrangement) and is recorded as an advance for investment at cost.
As of June 30, 2026, the Company had not obtained ownership interests, voting rights, or the ability to participate in the management or governance of the investee. Accordingly, the advance continues to be recorded as an advance for investment in a joint venture. The transaction remains subject to customary closing conditions, and the ownership transfer has not yet been completed.
The joint venture is intended to support the Company’s Energy Storage Systems (“ESS”) initiatives in the Japan power market. Upon completion of the transaction, the Company will assess its ownership interest and determine the appropriate accounting model, including whether the investment will be accounted for under the equity method.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
NOTE 7. DEBT
Short-term borrowings
Short-term borrowings consisted of the following (in thousands):

Short-term borrowings	June 30, 2026	December 31, 2025
First Commercial Bank	$911	$—
On April 27, 2026, the Company's Taiwan branch entered into a short-term borrowing arrangement with First Commercial Bank and received loan proceeds of approximately $0.9 million (New Taiwan Dollars (“NTD”) 29.0 million), which represents the full borrowing capacity available under the facility. The borrowing bears interest at 3.015% per annum and matures on October 27, 2026. The borrowing is unsecured and is not subject to any financial covenants. The proceeds were used for general working capital purposes.
NOTE 8. INCOME TAXES
As a result of the operating loss incurred during each of the three and six months ended June 30, 2026 and 2025, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. Federal income tax. During the second quarter of 2026, the Company recognized approximately $7 thousand of Taiwan corporate income tax related to the 2025 tax year.
As of June 30, 2026 and December 31, 2025, we had a full valuation allowance recorded against our deferred tax assets.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
NOTE 9. STOCKHOLDERS’ EQUITY
Private Placements
The Company entered into the following securities purchase agreements with certain investors and issued 65,789 and 1,002,692 shares of common stock during the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.
May 2026 Private Placement
On May 29, 2026, the Company entered into a securities purchase agreement with Euka Power Japan Co., Ltd., pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 65,789 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $3.80 (the “May 2026 Private Placement”).
Aggregate gross proceeds to the Company with respect to the May 2026 Private Placement were approximately $250 thousand. The May 2026 Private Placement closed on June 3, 2026.
November 2025 Private Placement
On November 26, 2025, the Company entered into a securities purchase agreement with each of its Chief Executive Officer and Principal Financial Officer, Mr. Chiao Chieh Jay Huang, and MAN-BO HOTEL CO. LTD, an affiliate entity, which is owned by the spouse of Kin-Fu Chen, the Chairman of the Company’s Board of Directors, respectively, pursuant to which the Company agreed to issue and sell in a private placement 262,009 shares of the Company’s common stock, par value $0.0001 per share to each, and in aggregate, 524,018 shares of Common Stock for a purchase price per share of $2.29 (the “November 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.
Aggregate gross proceeds to the Company with respect to the November 2025 Private Placement were approximately $1.2 million. The November 2025 Private Placement closed on December 2, 2025.
August 2025 Private Placement
On August 15, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh Jay Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 264,550 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.89 (the “August 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.
Aggregate gross proceeds to the Company with respect to the August 2025 Private Placement were approximately $500 thousand. The August 2025 Private Placement closed on August 19, 2025.
June 2025 Private Placement
On June 19, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh Jay Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 110,497 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.81 (the “June 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Aggregate gross proceeds to the Company with respect to the June 2025 Private Placement were approximately $200 thousand. The June 2025 Private Placement closed on June 23, 2025.
March 2025 Private Placement
On March 27, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh Jay Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 103,627 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.93 (the “March 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.
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
As of June 30, 2026 and December 31, 2025, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
For the three and six months ended June 30, 2026 and the year ended December 31, 2025, no warrants were exercised.
As of June 30, 2026 and December 31, 2025, we had the following outstanding warrants:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	As of June 30, 2026	As of December 31, 2025
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
	567,245	567,245
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Selling, general, and administrative	—	—	—	(4)
Total stock-based compensation	$—	$—	$—	$(4)
Total unearned stock-based compensation was $1 thousand and $2 thousand as of June 30, 2026 and 2025, respectively. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation as of June 30, 2026 is expected to be recognized in approximately 0.8 years.
Stock options
For the three and six months ended June 30, 2026 and 2025, the Company did not grant any stock options.
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all outstanding stock incentive plans for the six months ended June 30, 2026 was presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2025	1,976	$9.91
Granted	—	—
Canceled/forfeited	—	—
Expired	—	—
Balance as of June 30, 2026	1,976	$9.91	2.9

Vested and expected to vest as of June 30, 2026	1,976	$9.91	2.9

Exercisable at June 30, 2026	1,714	$11.10	2.8

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Restricted stock units
We are able to issue restricted stock units to certain employees and non-employee Directors under the 2020 Stock Incentive Plan (the “2020 Plan”) with vesting periods ranging from one to four years. As of June 30, 2026, the outstanding restricted stock is zero.
Fully Vested Shares
In December 2025, the Board approved and issued 43,000 fully vested shares as bonus compensation to certain employees and the Company recognized $121 thousand as stock-based compensation. For the six months ended June 30, 2026, 10,000 shares previously issued to an employee were forfeited and returned to the Company, and 7,000 fully vested shares were issued to certain employees, resulting in a net decrease of 3,000 common shares outstanding.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of June 30, 2026, we had approximately $2.0 million of outstanding purchase commitments for inventory. Approximately $1.6 million is expected to be shipped in the third quarter of 2026, with the remaining $0.4 million expected to be shipped during or after the fourth quarter of 2026. Approximately 98% of the outstanding purchase commitments were with related parties.
NOTE 11. SEGMENT INFORMATION
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented at a consolidated level on a recurring basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s operations are organized into one operating and one reportable segment, which includes both Commercial and MMM product lines that, although discussed separately and may exhibit counter-cyclical trends, are managed and reported together.
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
NOTE 12. RELATED PARTY TRANSACTIONS
Purchase Transactions
The Company has purchase agreements for Uninterruptible Power Supply (“UPS”) and ESS products with Winner Technology International Limited, a related party due to its relationship with the Company’s Chief Executive Officer, Mr. Chiao Chieh Jay Huang. In addition, the Company has a purchase agreement for TLED products and spare parts and fixed assets with Sander Electronics, Inc. (located in the US), an affiliate of Sander Electronics Co. Ltd (located in Taiwan), which is a shareholder of the Company that is controlled by our Chief Executive Officer.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Purchase Activities
	Three months ended June 30,				Six months ended June 30,
Name of related party	2026	% of purchases	2025	% of purchases	2026	% of purchases	2025	% of purchases
Winner Technology International Limited	$2,429	77.0%	$—	—%	$3,612	68.4%	$—	—%
Sander Electronics, Inc.	—	—%	131	13.7%	—	—%	250	12.6%
Sander Electronics Co. Ltd	207	6.6%	15	1.5%	668	12.6%	81	4.1%
	$2,636	83.6%	$146	15.2%	$4,280	81.0%	$331	16.7%

Accounts Payable
Name of related party	As of June 30, 2026	% of accounts payable	As of December 31, 2025	% of accounts payable
Winner Technology International Limited	$2,881	85.2%	$—	—%
Sander Electronics Co. Ltd	319	9.4%	386	70.9%
	$3,200	94.6%	$386	70.9%

Related Party Risk Concentration

The Company’s business operations involve significant related party relationships that create concentration risks. As of June 30, 2026, related parties represented 95% of total accounts payable and 98% of outstanding purchase commitments. This concentration in related party suppliers, while providing certain operational benefits, creates risks regarding pricing, payment terms, supply continuity, and potential conflicts of interest. The Company has limited readily available alternative suppliers to replace the current production capacity provided by related parties. These transactions are subject to review and approval by the Company’s independent directors.
Private Placements
Please refer to Note 9 for further details on Private Placements during the six months ended June 30, 2026 and the year ended December 31, 2025.
NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. Except as described below, the Company determined that there were no subsequent events or transactions that required recognition or disclosure in these condensed consolidated financial statements.
On July 6, 2026, the Company received a refund of approximately $184 thousand from U.S. Customs and Border Protection ("CBP") related to customs duties previously paid. As the refund was received subsequent to June 30, 2026, it has not been recognized in the accompanying condensed consolidated financial statements. The Company expects to record the refund in the third quarter of 2026 as a reduction of customs duty expense within cost of sales.

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
Overview
Energy Focus, Inc. specializes in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). In addition to our lighting portfolio, we also offer UPS systems and other power management solutions, which have contributed meaningfully to our revenue in recent quarters and are expected to be a strategic area of continued growth.
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
The LED lighting industry has changed dramatically over the past several years due to increasing competition and price erosion. In more recent years, we have focused on redesigning our products for lower costs and consolidated our supply chain for stronger purchasing power in an effort to price our products more competitively without impacting performance or quality. Despite these efforts, our legacy products continue to face extreme price competition and a convergence of product functionality in the marketplace, and we have shifted to diversifying our supply chain in an effort to increase value and remain competitive. These trends are not unique to Energy Focus as evidenced by the increasing number of industry peers facing challenges, exiting LED lighting, selling assets and even going out of business.
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
It is our belief that our strategic initiatives undertaken in 2025 and 2026, including expansion into energy storage solutions, development of advanced UPS systems for AI data center applications, and targeted growth in the Taiwan and Japan markets, along with continued product innovation, expanded distribution capabilities, and operational efficiency, will over time result in improved sales and bottom-line performance for the Company.
We have taken steps to strengthen our financial structure through capital increases and cost reduction measures, which we believe have improved our financial position and provided a stronger foundation for our growth initiatives. Our business expansion plans, including investments in energy storage solutions, development of advanced UPS systems for AI data center applications, and expansion into the Taiwan and Japan markets, are supported by financial strategies that we expect will provide funding for our planned growth initiatives, although there can be no assurance that such funding will be adequate. At the same time, our MMM business continues to be affected by delays in government funding, the timing of U.S. Navy awards, and long sales cycles typical of this sector, with the timeline from bid submission to order placement often exceeding six months, and many products being built-to-order, resulting in extended lead times before revenue recognition. To mitigate these factors, we continue to pursue new opportunities with the U.S. Navy and other government sectors, while our cost optimization efforts have enhanced our competitiveness and may support our ability to secure new contracts and expand our sales pipeline in 2026 and beyond.

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
The Company continues to incur losses and has a substantial accumulated deficit, which raises substantial doubt about its ability to continue as a going concern as of June 30, 2026. Management continues to evaluate and implement strategies to improve liquidity and financial performance.
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
Supply-oriented Approach
EFOI is committed to adopting three main sustainable economy strategies: “Green Supply Chain,” “Green Product,” and “Green Manufacturing,” aiming to promote sustainability throughout the entire value chain. The Company is working closely with its supply chain partners to optimize recycling mechanisms and strengthen packaging design, integrating sustainable economy principles into the core of supply chain management.
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
Financial-oriented Approach
The Company applies strategic financial management from the following perspective.
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
Structured Profitability
•Revenue Growth: Develop diversified revenue streams, reduce dependency on a single business or market, continuously optimize products and services, and enhance market competitiveness.
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
Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	106.8	87.1	100.7	80.6
Gross profit (loss)	(6.8)	12.9	(0.7)	19.4

Operating expenses:
Product development	2.2	6.5	3.4	7.0
Selling, general, and administrative	14.1	26.0	17.3	40.3
Total operating expenses	16.3	32.5	20.7	47.3
Loss from operations	(23.1)	(19.6)	(21.4)	(27.9)

Other expenses (income):
Interest expense	0.1	—	0.1	—
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Other expenses	—	0.7	—	0.5
Loss from operations before income taxes	(23.1)	(20.2)	(21.4)	(28.3)
Provision for income taxes	0.2	—	0.1	—
Net loss	(23.3)%	(20.2)%	(21.5)%	(28.3)%
Comprehensive loss	(23.3)%	(20.2)%	(21.5)%	(28.3)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Commercial products	$2,254	$773	$2,572	$976
MMM products	1,491	348	2,119	761
Setup service	4	22	7	22
Total net sales	$3,749	$1,143	$4,698	$1,759
Net sales of $3.7 million for the second quarter of 2026 increased by $2.6 million, or 228%, compared with net sales of $1.1 million for the second quarter of 2025, driven by a 328% increase in MMM sales and a 192% increase in commercial sales. The increase was primarily driven by higher commercial sales resulting from initial shipments through the ESS business to a new customer in Australia, together with increased MMM product sales due to improved demand compared with the prior-year period.
Net sales of $4.7 million for the first six months of 2026 increased by $2.9 million, or 167%, compared with the same period in 2025, primarily driven by a 178% increase in MMM sales and a 164% increase in commercial sales. The increase was primarily driven by higher commercial sales resulting from initial shipments through the ESS business to a new customer in Australia, as well as increased MMM product sales due to improved demand compared with lower sales volumes in the prior year period.
Gross Profit (Loss)
Gross loss was $0.3 million, representing 7% of net sales, for the second quarter of 2026, compared with gross profit of $0.1 million, or 13% of net sales, for the second quarter of 2025. The period-over-period decrease in gross profit was driven mainly by an increase in inventory reserves of $0.5 million during the second quarter of 2026.
Gross loss was $0.0 million, representing 1% of net sales, for the first six months of 2026, compared with gross profit of $0.3 million, or 19% of net sales, for the first six months of 2025. The year-over-year decrease in gross profit was driven mainly by an increase in inventory reserves of $0.5 million during the six months ended June 30, 2026.
Operating expenses
Product development
Product development expenses include salaries and related benefits, testing and related costs, travel expenses, cost of supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.1 million for the second quarter of 2026, representing an increase of $10 thousand, or 14%, compared with $0.1 million for the second quarter of 2025. The increase primarily resulted from higher product testing expenses and business travel expenses.
Product development expenses were $0.2 million for the first six months of 2026, representing an increase of $36 thousand, or 29%, compared with $0.1 million for the first six months of 2025. The increase primarily resulted from higher business travel expenses.
Selling, general and administrative
Selling, general and administrative expenses were $0.5 million for the second quarter of 2026, an increase of 78% from $0.3 million in the second quarter of 2025. The increase was primarily due to a $0.2 million increase in the allowance for credit losses.
Selling, general and administrative expenses were $0.8 million for the first six months of 2026, compared to $0.7 million for the first six months of 2025. The increase was primarily due to a $0.2 million increase in the allowance for credit losses.

Other Expense (Income)
Interest expense (income)
Interest expense was $5 thousand for the second quarter of 2026, compared with $0 for the second quarter of 2025. The increase was primarily due to interest expense associated with short-term borrowings. Interest expense was $5 thousand for the first six months of 2026, compared to $0 for the first six months of 2025. The increase was primarily due to interest expense associated with short-term borrowings.
Interest income was $3 thousand for the second quarter of 2026, compared with $1 thousand for the second quarter of 2025. The increase was primarily attributable to interest earned in bank deposits. Interest income was $4 thousand for the first six months of 2026, compared to $1 thousand for the first six months of 2025. The increase was primarily attributable to interest earned in bank deposits.
Other expenses

Other expenses were $0 for the second quarter of 2026, compared with $8 thousand for the second quarter of 2025. Other expenses were $0 for the six months ended June 30, 2026, compared with $8 thousand for the six months ended June 30, 2025. In the second quarter of 2025, we recognized a non-cash loss of approximately $8 thousand related to the return of inventory, the cancellation of vendor prepayments, and the settlement of outstanding accounts payable.

Provision for income taxes
Due to the operating losses incurred during the three and six months ended June 30, 2026 and 2025, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
During the second quarter of 2026, the Company recognized approximately $7 thousand of Taiwan corporate income tax related to the 2025 tax year.
Net loss
Net loss for the three months ended June 30, 2026 was $0.9 million, an increase of $0.6 million, or 280%, compared with net loss of $0.2 million for the three months ended June 30, 2025. The increase was primarily due to higher fixed operating costs, increased inventory reserves, and the recognition of an allowance for credit losses in the second quarter of 2026 compared to the second quarter of 2025.
Net loss for the six months ended June 30, 2026, was $1.0 million, an increase of $0.5 million, or 104%, compared with net loss of $0.5 million for the six months ended June 30, 2025. The increase was primarily due to higher fixed operating costs, increased inventory reserves, and the recognition of an allowance for credit losses in the first six months of 2026 compared to the first six months of 2025.
Financial condition
As of June 30, 2026, we had $1.1 million in cash and $0.9 million of outstanding short-term debt. We have historically incurred substantial losses, and, as of June 30, 2026, we had an accumulated deficit of $156.9 million. Additionally, our sales have been concentrated among a few major customers, and for the six months ended June 30, 2026, two customers accounted for approximately 65% of net sales.
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
We continue to closely monitor our cost control efforts to streamline our operations by closely managing all spending throughout the Company, while carefully investing in new products and strategies that sought to reinforce sales.
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
Liquidity and capital resources
Cash
As of June 30, 2026, our cash balance was $1.1 million, compared to $1.1 million as of December 31, 2025. On April 3, 2026, we entered into agreements related to a joint venture investment in Japan under which our total expected investment commitment for a 35% ownership interest is approximately $1.1 million. As of June 30, 2026, we had recorded an advance for investment of approximately $522 thousand related to this proposed transaction. The transaction remains subject to customary closing conditions, and the ownership transfer has not yet been completed. The remaining investment commitment, if funded, may place additional pressure on our liquidity and may increase our dependence on additional financing, capital raising activities, or other funding alternatives to support operations and strategic initiatives.
•As of June 30, 2026, we held total cash of $1.1 million, of which approximately $0.5 million was maintained in a bank account in Taiwan, with the remaining $0.6 million in bank accounts in the United States. These funds support the operations of our wholly owned Taiwanese branch and are denominated in NTD.
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
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(750)	$(487)

Net cash used in investing activities	$(380)	$(5)

Net cash provided by financing activities	$1,172	$400
Net cash used in operating activities

Net cash used in operating activities was $0.8 million for the six months ended June 30, 2026. The net loss for the six months ended June 30, 2026 was $1.0 million, adjusted for non-cash items, including depreciation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the six months ended June 30, 2026, major adjustments included a $2.2 million change in accounts receivable caused by specific timing of collecting accounts receivable, which was offset by a $2.8 million change in related party accounts payable due to timing of inventory receipts and payments.
Net cash used in operating activities was $0.5 million for the six months ended June 30, 2025. The net loss for the six months ended June 30, 2025 was $0.5 million and was adjusted for non-cash items, including depreciation, stock-based compensation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the six months ended June 30, 2025, major adjustments included a $0.2 million change in accounts receivable caused by specific timing of collecting accounts receivable and a $0.1 million change in accounts payable.
Net cash used in investing activities
Net cash used in investing activities was $0.4 million for the six months ended June 30, 2026, primarily due to a $0.4 million advance for investment in a joint venture.
Net cash used in investing activities was $5 thousand for the six months ended June 30, 2025, primarily from the acquisition of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2026, primarily due to proceeds of $0.9 million from short-term borrowing and proceeds of $0.3 million from the issuance of common stock.
Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2025, primarily reflecting net proceeds from the issuance of common stock.
Contractual and other obligations
Please refer to Note 10 “Purchase Commitments” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.
Foreign Currency Exchange Risk
Because we maintain operations and cash balances in Taiwan, we are exposed to fluctuations in the New Taiwan dollar (NTD) exchange rate relative to the U.S. dollar. Changes in exchange rates can affect the reported value of our foreign cash balances, revenues, and expenses, as well as result in transaction gains or losses on intercompany and third-party balances.
As of June 30, 2026, we had a net NTD liability exposure of approximately $456 thousand, consisting of NTD cash of $455 thousand and NTD short-term borrowings of $911 thousand. As of June 30, 2026, we had a net Chinese Yuan ("CNY") liability exposure of approximately $1,167 thousand, consisting of CNY accounts receivable of $1,714 thousand and CNY related party accounts payable of $2,881 thousand.
In addition, as of June 30, 2026, the carrying amount of our Japanese Yen ("JPY")-denominated advance for investment in a proposed joint venture related to our Japan ESS initiative was approximately $522 thousand.
For the six months ended June 30, 2026, we recognized net foreign currency transaction losses of approximately $15 thousand. We do not currently employ financial instruments to hedge our foreign currency exposure. We continue to monitor our exposure to NTD, CNY and JPY and may consider hedging strategies in the future if our foreign currency risk increases materially.
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2026, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer and Principal Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 1, 2006).
3.2	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on June 21, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.3	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 9, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.4	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 28, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.5	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.6	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.8	Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.9	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).
3.10	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.11	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).
3.12	Certificate of Amendment of Certificate of Incorporation, dated June 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2023).
3.13	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).
3.14	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on May 4, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).
4.1	Description of Securities of Energy Focus, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.1	Form of Securities Purchase Agreement, dated as of May 29, 2026, between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 29, 2026).
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	August 11, 2026	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)