Form 10-Q
period 2026-09-30
ENERGY FOCUS, INC/DE
filed 2026-11-10
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 10, 2026 was 6,369,222.

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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$3,334	$1,064
Trade accounts receivable, less allowances of $227 and $33, respectively	2,153	526
Inventories, net	1,015	2,930
Prepayments to vendors	573	3
Prepaid and other current assets	196	126
Total current assets	7,271	4,649

Property and equipment, net	107	97
Operating lease, right-of-use asset	109	207
Advance for investment in joint venture	535	156
Total assets	$8,022	$5,109

LIABILITIES
Current liabilities:
Accounts payable	$207	$158
Accounts payable - related party	2,521	386
Accrued liabilities	40	56
Accrued legal and professional fees	72	44
Accrued payroll and related benefits	32	47
Accrued sales commissions	2	1
Accrued warranty reserve	249	91
Operating lease liabilities	115	139
Short-term borrowings	911	—
Total current liabilities	4,149	922

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)

Operating lease liabilities, net of current portion	—	78
Total liabilities	4,149	1,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) as of September 30, 2026 and December 31, 2025
Issued and outstanding: 876,447 as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares as of September 30, 2026 and December 31, 2025
Issued and outstanding: 6,369,222 as of September 30, 2026 and 6,306,433 as of December 31, 2025	1	1
Additional paid-in capital	160,285	160,035
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(156,410)	(155,924)
Total stockholders' equity	3,873	4,109
Total liabilities and stockholders' equity	$8,022	$5,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$4,801	$826	$9,499	$2,585
Cost of sales	3,816	679	8,548	2,097
Gross profit	985	147	951	488

Operating expenses:
Product development	95	82	255	206
Selling, general, and administrative	369	240	1,184	949
Total operating expenses	464	322	1,439	1,155
Income (loss) from operations	521	(175)	(488)	(667)

Other expenses (income):
Interest expense	34	—	39	—
Interest income	(20)	—	(24)	(1)
Gain on disposal of fixed assets	—	(3)	—	(3)
Other income	(24)	—	(24)	—
Other expenses	—	—	—	8
Income (loss) before income taxes	531	(172)	(479)	(671)
Provision for income taxes	—	—	7	—
Net income (loss)	$531	$(172)	$(486)	$(671)
Comprehensive income (loss)	$531	$(172)	$(486)	$(671)

Net income (loss) per common share - basic and diluted
Basic	$0.08	$(0.03)	$(0.08)	$(0.12)
Diluted	$0.08	$(0.03)	$(0.08)	$(0.12)

Weighted average shares of common stock outstanding:
Basic	6,369	5,610	6,335	5,420
Diluted	6,394	5,610	6,335	5,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	876	$—	6,306	$1	$160,035	$(3)	$(155,924)	$4,109
Net change in shares related to stock-based compensation	—	—	(3)	—	—	—	—	—
Net loss for the three months ended March 31, 2026	—	—	—	—	—	—	(140)	(140)
Balance at March 31, 2026	876	$—	6,303	$1	$160,035	$(3)	$(156,064)	$3,969
Issuance of common stock	—	—	66	—	250	—	—	250
Net loss for the three months ended June 30, 2026	—	—	—	—	—	—	(877)	(877)
Balance at June 30, 2026	876	$—	6,369	$1	$160,285	$(3)	$(156,941)	$3,342
Net income for the three months ended September 30, 2026	—	—	—	—	—	—	531	531
Balance at September 30, 2026	876	$—	6,369	$1	$160,285	$(3)	$(156,410)	$3,873

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	876	$—	5,261	$1	$157,814	$(3)	$(154,897)	$2,915
Issuance of common stock	—	—	103	—	200	—	—	200
Stock-based compensation	—	—	—	—	(4)	—	—	(4)
Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	(268)	(268)
Balance at March 31, 2025	876	$—	5,364	$1	$158,010	$(3)	$(155,165)	$2,843
Issuance of common stock	—	—	111	—	200	—	—	200
Net loss for the three months ended June 30, 2025	—	—	—	—	—	—	(231)	(231)
Balance at June 30, 2025	876	$—	5,475	$1	$158,210	$(3)	$(155,396)	$2,812
Issuance of common stock	—	—	264	—	500	—	—	500
Net loss for the three months ended September 30, 2025	—	—	—	—	—	—	(172)	(172)
Balance at September 30, 2025	876	$—	5,739	$1	$158,710	$(3)	$(155,568)	$3,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash flows from operating activities:
Net income (loss)	$531	$(172)	$(486)	$(671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange (gain) loss	(12)	27	(1)	(18)
Loss on settlement of vendor obligations	—	—	—	8
Gain on disposal of fixed assets	—	(3)	—	(3)
Depreciation	8	9	24	28
Stock-based compensation	—	—	—	(4)
Provision for credit losses and sales return	42	(46)	194	18
Inventory provisions and write-offs	802	78	1,299	136
Provision for warranties	186	(1)	158	(31)
Changes in operating assets and liabilities:
Accounts receivable	373	310	(1,819)	119
Inventories	954	(337)	616	(236)
Prepayments to vendors	120	(2)	(570)	(18)
Prepaid and other assets	78	(51)	(70)	(33)
Accounts payable	28	90	51	27
Accounts payable - related party	(684)	19	2,135	93
Accrued and other liabilities	(149)	24	(2)	45
Operating lease - ROU and liabilities	(2)	—	(4)	(2)
Total adjustments	1,744	117	2,011	129
Net cash provided by (used in) operating activities	2,275	(55)	1,525	(542)
Cash flows from investing activities:
Acquisitions of property and equipment	(34)	(49)	(34)	(54)
Proceeds from the sale of property and equipment	—	13	—	13
Advance for investment in joint venture	—	—	(380)	—
Net cash used in investing activities	(34)	(36)	(414)	(41)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash flows from financing activities:
Issuance of common stock	—	500	250	900
Proceeds from short-term borrowings	—	—	922	—
Net cash provided by financing activities	—	500	1,172	900

Effect of exchange rate changes on cash	(3)	(11)	(13)	15

Net increase in cash	2,238	398	2,270	332
Cash, beginning of period	1,096	499	1,064	565
Cash, end of period	$3,334	$897	$3,334	$897

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	—	—	—	39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
We have prepared the accompanying financial data for the three and nine months ended September 30, 2026 and 2025 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim results for the period ended September 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026. All intercompany accounts and transactions are eliminated upon consolidation. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Financial Statements as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Going Concern
Due to our financial performance as of September 30, 2026 and December 31, 2025, including net losses of $0.5 million for the nine months ended September 30, 2026 and $1.0 million for the twelve months ended December 31, 2025, we determined that substantial doubt about our ability to continue as a going concern continues to exist as of September 30, 2026. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
The Company entered into agreements relating to a yet to be formed joint venture investment in Japan, pursuant to which the Company expects to invest approximately $1.1 million in exchange for a 35% ownership interest (see Note 6). As of September 30, 2026, the carrying amount of the Company’s advance related to the joint venture investment was approximately $535 thousand. The remaining funding commitment of approximately $565 thousand is expected to be funded during project development. This additional funding requirement may further heighten the Company’s near-term liquidity needs and underscores the importance of obtaining additional capital and executing its operating plans.
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
September 30, 2026
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
The following table provides a disaggregation of product and service net sales for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales:
Commercial products	$4,476	$202	$7,048	$1,178
MMM products	71	621	2,190	1,382
Setup service	254	3	261	25
Total net sales	$4,801	$826	$9,499	$2,585
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
September 30, 2026
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
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods (in thousands):

	September 30, 2026	December 31, 2025	January 01, 2025
Gross Accounts Receivable	$2,380	$559	$819
Less: Allowance for Credit Losses	(227)	(33)	(15)
Net Accounts Receivable	$2,153	$526	$804
Activity related to our reserve for credit losses for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

Allowance for credit losses as of December 31, 2025	$(33)
Reduction of reserve for credit losses for the three months ended March 31, 2026	16
Allowance for credit losses as of March 31, 2026	(17)
Increase in reserve for credit losses for the three months ended June 30, 2026	(167)
Allowance for credit losses as of June 30, 2026	(184)
Increase in reserve for credit losses for the three months ended September 30, 2026	(43)
Allowance for credit losses as of September 30, 2026	$(227)

Allowance for credit losses as of December 31, 2024	$(15)
Reduction of reserve for credit losses for the three months ended March 31, 2025	2
Allowance for credit losses as of March 31, 2025	(13)
Increase in reserve for credit losses for the three months ended June 30, 2025	(71)
Allowance for credit losses as of June 30, 2025	(84)
Reduction of reserve for credit losses for the three months ended September 30, 2025	45
Allowance for credit losses as of September 30, 2025	$(39)
Geographic information
All of our long-lived fixed assets are located in the United States. The geographic location of our net sales is based on the destination to which our products are shipped. The following table presents net sales by country for the periods presented (in thousands):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Net sales by country:	2026	2025	2026	2025
United States	$200	$826	$2,417	$2,021
Australia	1	—	2,482	—
Taiwan	4,600	—	4,600	548
Other	—	—	—	16
Total net sales	$4,801	$826	$9,499	$2,585
Net income (loss) per share
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of incremental shares upon the exercise of stock options, warrants and convertible securities, unless the effect would be anti-dilutive.
The dilutive effect of stock options, restricted stock units and warrants is computed using the treasury stock method, and the dilutive effect of convertible securities is computed using the if-converted method.
The Company uses the two-class method, because certain convertible preferred stocks are participating securities that contain non-forfeitable rights to dividends or dividend equivalents. Under the two-class method, undistributed earnings are allocated between common stock and the participating securities based on their respective rights to receive dividends. The weighted-average number of shares outstanding of common stock and participating securities reflects changes in ownership over the periods presented. Net losses are not allocated to the participating securities because the holders do not have a contractual obligation to share in the Company’s losses. The allocation of undistributed earnings to participating preferred stock for the three months ended September 30, 2026 was $2 thousand and was considered immaterial.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The following table presents a reconciliation of basic and diluted net income (loss) per share computations (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026*	2025	2026**	2025
Numerator:
Net income (loss)	$531	$(172)	$(486)	$(671)

Denominator:
Basic weighted-average common shares outstanding	6,369	5,610	6,335	5,420
Diluted weighted-average common shares outstanding	6,394	5,610	6,335	5,420

Net income (loss) per common share - basic and diluted
Basic	$0.08	$(0.03)	$(0.08)	$(0.12)
Diluted	$0.08	$(0.03)	$(0.08)	$(0.12)
*Diluted weighted average common shares outstanding for the three months ended September 30, 2026 included approximately 25 thousand incremental shares related to convertible preferred stock under the if-converted method.
**As a result of the net loss we incurred convertible preferred stock representing approximately 25 thousand shares of common stock were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$63	$88	$91	$118
Warranty accruals for current period sales	186	—	187	4
Adjustments to existing warranty reserves	—	(1)	(29)	(35)
Accrued warranty reserve at end of period	$249	$87	$249	$87

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Foreign Currency Transactions
The functional currency of the Company and its Taiwan branch is the U.S. dollar.
Transactions denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars using exchange rates in effect at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates. Foreign currency transaction gains and losses are recognized in earnings in the period in which they arise and are included in selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
The Company recorded foreign currency transaction gains of $12 thousand and losses of $2 thousand for the three months ended September 30, 2026 and 2025, respectively, and losses of $3 thousand and gains of $43 thousand for the nine months ended September 30, 2026 and 2025, respectively, which are included as a component of selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
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
Total net sales were concentrated among a few customers for the three and nine months ended September 30, 2026 and 2025 as follows:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer A (located in Taiwan)	95.8%	—%	48.4%	—%
Customer B (located in Australia)	—%	—%	26.1%	—%
Customer C	—%	24.5%	—%	20.0%
Customer D	—%	—%	—%	10.5%
Customer E	—%	—%	—%	22.2%
Customer F	—%	18.7%	—%	—%
Customer G	—%	14.9%	—%	—%
Customer H	—%	12.0%	—%	—%
Customer I	—%	11.3%	—%	—%
As of September 30, 2026 and December 31, 2025, our trade accounts receivable were concentrated among a few customers as follows:

	As of September 30, 2026	As of December 31, 2025
Customer A (located in Taiwan)	95.3%	—%
Customer C	—%	15.9%
Customer J (located in Taiwan)	—%	21.7%
Customer K	—%	12.0%
Customer L	—%	19.5%
We require substantial amounts of purchased materials from selected vendors. We may purchase some specific materials from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates, tariff and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $573 thousand and $3 thousand on September 30, 2026 and December 31, 2025, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable.
Total expenditures were concentrated among a few suppliers for the three and nine months ended September 30, 2026 and 2025 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Suppliers A and B, related parties*	7.6%	48.1%	10.9%	27.9%
Supplier C, related party*	59.0%	—%	65.2%	—%
* See Note 12 “Related Party Transactions”
As of September 30, 2026 and December 31, 2025, our trade accounts payable were concentrated among a few suppliers as follows:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	As of September 30, 2026	As of December 31, 2025
Supplier B, related party*	0.6%	70.9%
Supplier C, related party*	91.9%	—%
* See Note 12 “Related Party Transactions”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$812	$930
Finished goods	695	2,591
Reserves for excess, obsolete, and slow-moving inventories	(492)	(591)
Inventories, net	$1,015	$2,930
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$(1,088)	$(405)	$(591)	$(347)
Accrual	(246)	(96)	(976)	(235)
Reduction due to inventory sold or disposed of	842	18	1,075	99
Reserves for excess, obsolete, and slow-moving inventories	$(492)	$(483)	$(492)	$(483)

During the third quarter of 2026, the Company disposed of obsolete inventory with an original cost of approximately $1.4 million. Of this amount, $842 thousand was charged against previously established inventory reserves, while the remaining unreserved portion of $556 thousand was recognized directly in cost of sales.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Equipment (useful life 3 to 15 years)	$226	$496
Tooling (useful life 2 to 5 years)	106	210
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	—	124
Property and equipment at cost	373	871
Less: accumulated depreciation	(266)	(774)
Property and equipment, net	$107	$97
During the third quarter of 2026, the Company wrote off fully depreciated equipment and leasehold improvements with an original cost of approximately $532 thousand. The write-off resulted in corresponding reductions in property and equipment at cost and accumulated depreciation, with no impact on net book value.
Depreciation expense was $8 thousand and $9 thousand for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $24 thousand and $28 thousand for the nine months ended September 30, 2026 and 2025, respectively.
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. On October 3, 2025, the Company amended the lease to reduce the rentable area, from 29,692 square feet to 25,392 square feet, and rent expense was decreased in proportion to the reduction in rentable square feet. The Company recorded a reduction to the right-of-use asset and lease liability of approximately $40 thousand using an incremental borrowing rate of approximately 13.64% and the Company recognized a gain on the lease modification of $2 thousand. The weighted average remaining lease term for operating leases is 0.8 years.
During the third quarter of 2026, the Company entered into a sublease for a portion of its Ohio warehouse and entered into a new warehouse lease in California. The Ohio sublease is accounted for as an operating lease. The related right-of-use asset was evaluated for impairment, and the Company determined that any impairment was immaterial. The California lease qualifies for the short-term lease exemption under ASC 842; therefore, no right-of-use asset or lease liability has been recognized.
Components of the operating lease costs recognized in net income (loss) were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost
Lease cost	38	45	114	137
Operating lease cost	$38	$45	$114	$137
Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$109	$207
Operating lease liabilities	115	217
The maturities of lease liabilities under operating leases by years on September 30, 2026 are as follows (in thousands):

Operating Leases
October 2026 to June 2027	120
Total future undiscounted lease payments	120
Less imputed interest	(5)
Total lease obligations	$115
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Supplemental Cash Flow Information:
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$44	$114	$134
NOTE 6. ADVANCE FOR INVESTMENT IN JOINT VENTURE
The Company's advance had a carrying amount of approximately $535 thousand as of September 30, 2026 in connection with a proposed joint venture arrangement with Japan’s Meihodo Co., Ltd. and Euka Power Japan Co., Ltd., neither of which is a related party (see Note 9, "May 2026 Private Placement," for additional information).
The amount represents a refundable investment commitment (refundable if the transaction is not completed, subject to the terms of the arrangement) and is recorded as an advance for investment at cost.
As of September 30, 2026, the Company had not obtained ownership interests, voting rights, or the ability to participate in the management or governance of the investee. Accordingly, the advance continues to be recorded as an advance for investment in a joint venture. The transaction remains subject to customary closing conditions, and the ownership transfer has not yet been completed.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
NOTE 7. DEBT
Short-term borrowings
Short-term borrowings consisted of the following (in thousands):

Short-term borrowings	September 30, 2026	December 31, 2025
First Commercial Bank	$911	$—
On April 27, 2026, the Company's Taiwan branch entered into a short-term borrowing arrangement with First Commercial Bank and received loan proceeds of approximately $0.9 million (New Taiwan Dollars (“NTD”) 29.0 million), which represents the full borrowing capacity available under the facility. The borrowing bears interest at a floating rate, which was 3.015% per annum as of September 30, 2026, and matures on October 27, 2026. The borrowing is unsecured, is personally guaranteed by the Company's Chief Executive Officer, Mr. Chiao Chieh Jay Huang, and the Chairman of the Company's Board of Directors, Mr. Kin-Fu Chen, and is not subject to any financial covenants. The proceeds were used for general working capital purposes. Subsequent to September 30, 2026, on October 12, 2026, the Company fully repaid the outstanding principal of NTD 29.0 million, together with all accrued interest.
NOTE 8. INCOME TAXES
Due to the availability of net operating loss carryforwards, after consideration of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), and the full valuation allowance recorded against deferred tax assets, no provision for U.S. federal income taxes was required for the three and nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, the Company recognized approximately $7 thousand of Taiwan corporate income tax related to the 2025 tax year.
As of September 30, 2026 and December 31, 2025, we had a full valuation allowance recorded against our deferred tax assets.
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.
As of December 31, 2025, we had a net operating loss carry-forward of approximately $141.2 million for federal income tax purposes ($28.3 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $86.8 million of the $141.2 million is available to offset future taxable income after the application of the limitations found under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $1.1 million and $3.4 million in federal net operating losses generated in 2025 and 2024, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $7.3 million began to expire in 2026 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 11, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2025 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
NOTE 9. STOCKHOLDERS’ EQUITY
Private Placements
The Company entered into the following securities purchase agreements with certain investors and issued 65,789 and 1,002,692 shares of common stock during the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.
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
September 30, 2026
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
As of September 30, 2026 and December 31, 2025, there were 876,447 shares of Series A Preferred Stock issued and outstanding which are convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
For the three and nine months ended September 30, 2026 and year ended December 31, 2025, no warrants were exercised.
As of September 30, 2026 and December 31, 2025, we had the following outstanding warrants:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	As of September 30, 2026	As of December 31, 2025
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
Total	567,245	567,245
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
Total unearned stock-based compensation was $1 thousand and $1 thousand at September 30, 2026 and 2025, respectively. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation as of September 30, 2026 is expected to be recognized is approximately 0.6 years.
Stock options
For the three and nine months ended September 30, 2026 and 2025, the Company did not grant any stock options.
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all outstanding stock incentive plans for the nine months ended September 30, 2026 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2025	1,976	$9.91
Granted	—	—
Canceled/forfeited	—	—
Expired	—	—
Balance as of September 30, 2026	1,976	$9.91	2.7

Vested and expected to vest as of September 30, 2026	1,976	$9.91	2.7

Exercisable as of September 30, 2026	1,803	$10.71	2.6

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Restricted stock units
We are able to issue restricted stock units to certain employees and non-employee Directors under the 2020 Stock Incentive Plan (the “2020 Plan”) with vesting periods ranging from one to four years. As of September 30, 2026, the outstanding restricted stock is zero.
Fully Vested Shares
In December 2025, the Board approved and issued 43,000 fully vested shares as bonus compensation to certain employees and the Company recognized $121 thousand as stock-based compensation. For the nine months ended September 30, 2026, 10,000 shares previously issued to an employee were forfeited and returned to the Company, and 7,000 fully vested shares were issued to certain employees, resulting in a net decrease of 3,000 common shares outstanding.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of September 30, 2026, we had approximately $0.7 million of outstanding purchase commitments for inventory. Approximately $0.4 million is expected to be shipped in the fourth quarter of 2026, with the remaining $0.3 million expected to be shipped during or after the first quarter of 2027. Approximately 100% of the outstanding purchase commitments were with related parties.
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
The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the Condensed Consolidated Statement of Operations, which is the segment measure of profit and loss that is based on GAAP, is the required segment measure.
The CODM reviews these measures (i) to evaluate the Company's operating results and the effectiveness of business strategies, and (ii) internally as benchmarks to compare the Company's performance to its competitors. Additionally, the Company believes these measures are important to evaluate the performance and profitability of our products, individually and in the aggregate.
The CODM does not review segment assets and segment expenses at a level different than what is reported in the Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations. Additionally, the CODM regularly receives information about the Company's capital expenditures which are reported in the Company's Condensed Consolidated Statement of Cash Flows as purchase of property and equipment under investing activities.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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

Purchase Activities
	Three months ended September 30,				Nine months ended September 30,
Name of related party	2026	% of purchases	2025	% of purchases	2026	% of purchases	2025	% of purchases
Winner Technology International Limited	$1,599	59.0%	$—	—%	$5,211	65.2%	$—	—%
Sander Electronics, Inc.	—	—%	226	20.4%	—	—%	476	15.4%
Sander Electronics Co. Ltd	$205	7.6%	$306	27.7%	$873	10.9%	$388	12.5%
	$1,804	66.6%	$532	48.1%	$6,084	76.1%	$864	27.9%

Accounts Payable
Name of related party	As of September 30, 2026	% of accounts payable	As of December 31, 2025	% of accounts payable
Winner Technology International Limited	$2,506	91.9%	$—	—%
Sander Electronics Co. Ltd	$15	0.6%	$386	70.9%
	$2,521	92.5%	$386	70.9%
Related Party Risk Concentration

The Company’s business operations involve significant related party relationships that create concentration risks. As of September 30, 2026, related parties represented 93% of total accounts payable and 100% of outstanding purchase commitments. This concentration in related party suppliers, while providing certain operational benefits, creates risks regarding pricing, payment terms, supply continuity, and potential conflicts of interest. The Company has limited readily available alternative suppliers to replace the current production capacity provided by related parties. These transactions are subject to review and approval by the Company’s independent directors.
Short-Term Borrowings
The Company's short-term borrowing arrangement with First Commercial Bank was personally guaranteed by the Company's Chief Executive Officer, Mr. Chiao Chieh Jay Huang, and the Chairman of the Company's Board of Directors, Mr. Kin-Fu Chen. Please refer to Note 7 for additional information.
Private Placements
Please refer to Note 9 for further details on Private Placements during the nine months ended September 30, 2026 and the year ended December 31, 2025.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
NOTE 13. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. Except as described below, the Company determined that there were no subsequent events or transactions that required recognition or disclosure in these condensed consolidated financial statements.
On October 12, 2026, the Company fully repaid the outstanding principal of NTD 29.0 million, together with all accrued interest. Please refer to Note 7 for additional information.

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
It is our belief that our strategic initiatives undertaken in 2025 and 2026, including expansion into ESS for the Australian market, development of advanced UPS systems for AI data center applications, and targeted growth in the Taiwan and Japan markets, along with continued product innovation, expanded distribution capabilities, and operational efficiency, will over time result in improved sales and bottom-line performance for the Company.
We have taken steps to strengthen our financial structure through capital increases and cost reduction measures, which we believe have improved our financial position and provided a stronger foundation for our growth initiatives. Our business expansion plans, including investments in ESS, development of advanced UPS systems for AI data center applications, and expansion into the Taiwan and Japan markets, are supported by financial strategies that we expect will provide funding for our planned growth initiatives, although there can be no assurance that such funding will be adequate. At the same time, our MMM business continues to be affected by delays in government funding, the timing of U.S. Navy awards, and long sales cycles typical of this sector, with the timeline from bid submission to order placement often exceeding six months, and many products being build-to-order, resulting in extended lead times before revenue recognition. To mitigate these factors, we continue to pursue new opportunities with the U.S. Navy and other government sectors, while our cost optimization efforts have enhanced our competitiveness and may support our ability to secure new contracts and expand our sales pipeline in 2026 and beyond.

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
The Company continues to incur losses and has a substantial accumulated deficit, which raises substantial doubt about its ability to continue as a going concern as of September 30, 2026. Management continues to evaluate and implement strategies to improve liquidity and financial performance.
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
Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.5	82.2	90.0	81.1
Gross profit	20.5	17.8	10.0	18.9

Operating expenses:
Product development	2.0	9.9	2.7	8.0
Selling, general, and administrative	7.7	29.1	12.5	36.7
Total operating expenses	9.7	39.0	15.2	44.7
Income (loss) from operations	10.8	(21.2)	(5.2)	(25.8)

Other expenses (income):
Interest expense	0.7	—	0.4	—
Interest income	(0.4)	—	(0.3)	—
Gain on disposal of fixed assets	—	(0.4)	—	(0.1)
Other income	(0.5)	—	(0.3)	—
Other expenses	—	—	—	0.3
Income (loss) before income taxes	11.0	(20.8)	(5.0)	(26.0)
Provision for income taxes	—	—	0.1	—
Net income (loss)	11.0%	(20.8)%	(5.1)%	(26.0)%
Comprehensive income (loss)	11.0%	(20.8)%	(5.1)%	(26.0)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Commercial products	$4,476	$202	$7,048	$1,178
MMM products	71	621	2,190	1,382
Setup service	254	3	261	25
Total net sales	$4,801	$826	$9,499	$2,585
Net sales of $4.8 million for the third quarter of 2026 increased by $4.0 million, or 481%, compared with net sales of $0.8 million for the third quarter of 2025, primarily driven by a 2116% increase in commercial sales and a significant increase in setup service revenue. Both increases were primarily attributable to the expansion of the Company's UPS business with a new customer in Taiwan, including related installation and setup services.
Net sales of $9.5 million for the nine months of 2026 increased by $6.9 million, or 267%, compared with the same period in 2025, primarily driven by a 498% increase in commercial sales and higher setup service revenue. These increases were primarily attributable to the expansion of the Company's UPS business with a new customer in Taiwan during the third quarter of 2026, including related installation and setup services, as well as approximately $2.5 million in ESS sales to a customer in Australia during the second quarter of 2026.
Gross Profit
Gross profit was $1.0 million, representing 21% of net sales, for the third quarter of 2026, compared with gross profit of $0.1 million, or 18% of net sales, for the third quarter of 2025. The period-over-period increase in gross profit was driven mainly by higher commercial sales resulting from the expansion of the Company's UPS business with a new customer in Taiwan, as well as a more favorable product mix. In addition, during the third quarter of 2026, the Company received a refund of approximately $184 thousand from U.S. Customs and Border Protection ("CBP") related to customs duties previously paid, which was recorded as a reduction to cost of goods sold and positively impacted gross profit.
Gross profit was $1.0 million, representing 10% of net sales, for the nine months of 2026 compared with gross profit of $0.5 million, or 19% of net sales, for the first nine months of 2025. The year-over-year increase in gross profit was driven mainly by higher commercial sales resulting from the expansion of the Company's UPS business with a new customer in Taiwan. These favorable factors were partially offset by inventory reserve provisions and inventory write-offs totaling approximately $1.3 million during the nine months ended September 30, 2026.
Operating expenses
Product development
Product development expenses include salaries and related benefits, testing and related costs, travel expenses, cost of supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.1 million for the third quarter of 2026, representing an increase of $13 thousand, or 16%, compared with $0.1 million for the third quarter of 2025. The increase was primarily attributable to costs associated with the Company's expansion into new business.
Product development expenses were $0.3 million for the nine months of 2026, representing an increase of $49 thousand, or 24%, compared with $0.2 million for the nine months of 2025. The increase was primarily attributable to costs associated with the Company's expansion into new business.
Selling, general and administrative
Selling, general and administrative expenses were $0.4 million for the third quarter of 2026, an increase of 54% from $0.2 million in the third quarter of 2025. The increase was primarily due to a $0.1 million increase in the allowance for credit losses.

Selling, general and administrative expenses were $1.2 million for the nine months of 2026, an increase of 25% from $0.9 million for the nine months of 2025. The increase was primarily due to a $0.2 million increase in the allowance for credit losses.
Other Expense (Income)
Interest expense (income)
Interest expense was $34 thousand for the third quarter of 2026, compared with $0 for the third quarter of 2025. The increase was primarily due to $28 thousand of late payment interest charged by suppliers, with additional interest expense associated with short-term bank borrowings. Interest expense was $39 thousand for the first nine months of 2026, compared to $0 for the first nine months of 2025. The increase was primarily due to $28 thousand of late payment interest charged by suppliers, with additional interest expense associated with short-term bank borrowings.
Interest income was $20 thousand for the third quarter of 2026, compared with $0 for the third quarter of 2025. The increase was primarily attributable to interest earned on bank deposits and interest charged to customers on overdue receivables. Interest income was $24 thousand for the first nine months of 2026, compared to $1 thousand for the first nine months of 2025. The increase was primarily attributable to interest earned on bank deposits and interest charged to customers on overdue receivables.
Gain on disposal of fixed assets
No gain on disposal of fixed assets was recognized for the third quarter and first nine months of 2026. We recognized $3 thousand of gain on sales of fixed assets for the three and nine months of 2025, which was related to a one-time resale of a software license package to a related party customer as part of a specific project.
Other income and expenses
Other income was $24 thousand for the third quarter of 2026, compared with $0 for the third quarter of 2025. The increase was primarily attributable to proceeds from the disposal of written-off inventory and rental income from the partial sublease of the Company's Ohio warehouse. Other income was $24 thousand for the first nine months of 2026, compared to $0 for the first nine months of 2025. The increase was primarily attributable to proceeds from the disposal of written-off inventory and rental income from the partial sublease of the Company's Ohio warehouse.
There was no other expense recognized for the third quarter of 2026 and 2025. Other expenses were $0 for the nine months ended September 30, 2026, compared with $8 thousand for the nine months ended September 30, 2025. In the second quarter of 2025, we recognized a non-cash loss of approximately $8 thousand related to the return of inventory, the cancellation of vendor prepayments, and the settlement of outstanding accounts payable.
Provision for income taxes
Due to the availability of net operating loss carryforwards, after consideration of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, and the full valuation allowance recorded against deferred tax assets, no provision for U.S. federal or various state income taxes was required for the three and nine months ended September 30, 2026 and 2025.
During the three and nine months ended September 30, 2026, the Company recognized approximately $7 thousand of Taiwan corporate income tax related to the 2025 tax year.
Net income (loss)
Net income for the three months ended September 30, 2026 was $0.5 million, an increase of $0.7 million, or 409%, compared with net loss of $0.2 million for the three months ended September 30, 2025. The increase was primarily driven by higher commercial sales resulting from the expansion of the Company's UPS business with a new customer in Taiwan.
Net loss for the nine months ended September 30, 2026 was $0.5 million, a decrease of $0.2 million, or 28%, compared with net loss of $0.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by higher commercial sales resulting from the expansion of the Company's UPS business with a new customer in Taiwan.

Financial condition
As of September 30, 2026, we had $3.3 million in cash and $0.9 million of outstanding short-term debt. The outstanding short-term debt was fully repaid on October 12, 2026. We have historically incurred substantial losses, and, as of September 30, 2026, we had an accumulated deficit of $156.4 million. Additionally, our sales have been concentrated among a few major customers, and for the nine months ended September 30, 2026, two customers accounted for approximately 75% of net sales.
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
Liquidity and capital resources
Cash
As of September 30, 2026, our cash balance was $3.3 million, compared to $1.1 million as of December 31, 2025. On April 3, 2026, we entered into agreements related to a joint venture investment in Japan under which our total expected investment commitment for a 35% ownership interest is approximately $1.1 million. As of September 30, 2026, we had recorded an advance for investment of approximately $535 thousand related to this proposed transaction. The transaction remains subject to customary closing conditions, and the ownership transfer has not yet been completed. The remaining investment commitment, if funded, may place additional pressure on our liquidity and may increase our dependence on additional financing, capital raising activities, or other funding alternatives to support operations and strategic initiatives.
•As of September 30, 2026, we held total cash of $3.3 million, of which approximately $2.1 million was maintained in a bank account in Taiwan, with the remaining $1.2 million in bank accounts in the United States. These funds support the operations of our Taiwanese branch and are denominated in USD, CNY, HKD and NTD.
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

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$1,525	$(542)

Net cash used in investing activities	$(414)	$(41)

Net cash provided by financing activities	$1,172	$900
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2026. The net loss for the nine months ended September 30, 2026 was $0.5 million, adjusted for non-cash items, including depreciation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the nine months ended September 30, 2026, major adjustments included a $1.8 million change in accounts receivable caused by specific timing of collecting accounts receivable, which was offset by a $2.1 million change in related party accounts payable due to timing of inventory receipts and payments.
Net cash used in operating activities was $0.5 million for the nine months ended September 30, 2025. The net loss for the nine months ended September 30, 2025 was $0.7 million, adjusted for non-cash items, including depreciation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the nine months ended September 30, 2025, major adjustments included a $0.1 million change in accounts receivable caused by specific timing of collecting accounts receivable and a $0.2 million change in inventory.
Net cash used in investing activities
Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2026, primarily due to a $0.4 million advance for investment in a joint venture.
Net cash used in investing activities was $41 thousand for the nine months ended September 30, 2025, primarily from the acquisition of property and equipment partially offset by proceeds from the sale of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2026, primarily due to proceeds of $0.9 million from short-term borrowing and proceeds of $0.3 million from the issuance of common stock.
Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2025, primarily due to proceeds of $0.9 million from the issuance of common stock.
Contractual and other obligations
Please refer to Note 10 “Purchase Commitments” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.
Foreign Currency Exchange Risk

Because we maintain operations and cash balances in Taiwan, we are exposed to fluctuations in the NTD exchange rate relative to the U.S. dollar. Changes in exchange rates can affect the reported value of our foreign cash balances, revenues, and expenses, as well as result in transaction gains or losses on intercompany and third-party balances.
As of September 30, 2026, our significant foreign currency-denominated monetary assets and liabilities were as follows (in thousands of U.S. dollars):

Description	NTD	Chinese Yuan ("CNY")	Hong Kong Dollar (“HKD”)	Japanese Yen ("JPY")
Cash	$166	$38	$—	$—
Advance for investment in joint venture	—	—	—	535
Accounts payable - related party	—	—	(1,458)	—
Short-term borrowings	(911)	—	—	—
Net exposure	$(745)	$38	$(1,458)	$535
For the nine months ended September 30, 2026, we recognized net foreign currency transaction losses of approximately $3 thousand. We do not currently employ financial instruments to hedge our foreign currency exposure. We continue to monitor our exposure to NTD, CNY, HKD and JPY and may consider hedging strategies in the future if our foreign currency risk increases materially.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer, who also serves as our principal financial officer as appropriate, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2026, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer and Principal Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2026 and 2025.

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

ENERGY FOCUS, INC.

Date:	November 10, 2026	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)